Form 10-Q
period 1999-11-30
9278 COMMUNICATIONS INC
filed 2000-01-19
CIK 1081831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended November 30, 1999.

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

Commission file number: 333-84845

                            9278 Communications, Inc.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                   98-0207906
--------------------------------          --------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                 1942 Williamsbridge Road, Bronx, New York 10461
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 792-5150
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


           iLink Telecom, Inc., 1177 West Hastings Street, Suite 1910,
                      Vancouver, British Columbia V6E 2K3
           -----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
    ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes           No
    ---          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value - 19,754,233 shares as of January 14, 2000
-----------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes           No  X
    ---          ---

ITEM 1.  FINANCIAL STATEMENTS


                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       INTERIM CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             AS AT NOVEMBER 30, 1999

                                                                    NOVEMBER 30,
ASSETS                                                                      1999
------------------------------------------------------------------------------------
Current:
    Cash and cash equivalents                                           $ 29,815
    Accounts receivable                                                      106
    Prepaid expenses and deposits                                            778
    Due from related parties                                                  --
    Other receivables                                                      3,222
------------------------------------------------------------------------------------
Total current assets                                                      33,921
Equipment                                                                 29,320
Goodwill                                                                 104,060
------------------------------------------------------------------------------------
                                                                         167,301
====================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------
Current:
    Accrued liabilities                                                 $ 80,322
    Loan                                                                 200,000
------------------------------------------------------------------------------------
Total current liabilities                                                280,322
------------------------------------------------------------------------------------
Stockholders' Equity:
    Share Capital
    Common stock -- $0.001 par value
        25,000,000 authorized, 5,509,629
        issued and outstanding                                             5,509
    Preferred stock -- $0.001 par value
          5,000,000 authorized
          Series A Convertible issued and outstanding                         --
    Additional paid in capital                                           824,243
    Preferred stock to be issued                                              --
    Deficit accumulated in the development stage                        (942,773)
------------------------------------------------------------------------------------
Total stockholders' equity                                              (113,021)
Commitments
Subsequent Events
------------------------------------------------------------------------------------
                                                                        $167,301
====================================================================================

See accompanying notes
                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999

                                                                        FOR THE PERIOD      For the Period
                                                                       MARCH 1, 1999 TO     March 1, 1998 to
                                                                       NOVEMBER 30, 1999   November 30,  1998
----------------------------------------------------------------------------------------------------------------
Revenue:
    Sales                                                                $  30,959           $   --
----------------------------------------------------------------------------------------------------------------
Expenses:
    Amortization                                                            50,797               --
    Consulting fees                                                        128,681               --
    General and administrative                                             658,244               --
    Professional fees                                                       72,240               --
    Loss on lease termination                                               40,056               --
----------------------------------------------------------------------------------------------------------------
                                                                           950,018               --
----------------------------------------------------------------------------------------------------------------
Net Loss                                                                  (919,059)              --
----------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders                             $(919,059)              --
----------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share attributed to
    common stockholders                                                  $   (0.30)              --
----------------------------------------------------------------------------------------------------------------
Weighted average number of shares                                        3,112,714            1,571,056
================================================================================================================

See accompanying notes
                                                             iLINK TELECOM, INC.

                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999

                                                               FOR THE PERIOD               For the Period
                                                               MARCH 1, 1999 TO             March 1, 1998 to
                                                               NOVEMBER   30, 1999          November 30, 1998

---------------------------------------------------------------------------------------------------------------

Operating Activities:
    Net Loss                                                     $(879,003)                    $     --
    Adjustments to reconcile net loss to net cash used in
    operating activities --
         Amortization                                               50,797                           --
         Shares issued for Services Rendered                       202,090                           --
    Changes in operating assets and liabilities --
         Increase in accounts receivable                              (106)                          --
         Increase in prepaid expenses and
             deposits                                                 (778)                          --
         Increase in due from related parties                           --                           --
         Increase in other receivables                              (3,222)                          --
         Increase accrued liabilities                               37,785                           --
---------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities                           (592,437)                          --

Investing Activity:
    Acquisition of capital assets                                   (9,434)                          --

Financing Activity:
    Proceeds from issuances of common stock                        432,570                           --
    Loans                                                          200,000                           --
---------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                           30,699                           --
Cash and cash equivalents beginning of period                           --                           --
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $  30,699                        $  --
===============================================================================================================


See accompanying notes
                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999

1.    FORMATION AND BUSINESS OF THE COMPANY:

      iLink Telecom Inc. was incorporated on December 10, 1997 under the name of Aquasol Inc. pursuant to the laws of Colorado and on January 9, 1998 changed its domicile to Delaware. On July 14, 1998, the company merged with Aquasol Technologies Inc., a Nevada corporation with nominal net assets, resulting in a change in its domicile to Nevada. On February 26, 1999, the company acquired all of the issued and outstanding common stock of 579782 B.C. Ltd. and subsequently changed the name of this subsidiary to iLink Telecom (B.C.) Inc.

      The company is engaged in the development of the business of providing automated call-processing services including prepaid call processing, audiotex and passive inbound automated tele-surveys. The company is a development stage enterprise and anticipates obtaining working capital to fund the continuing development of its business through equity financings.

      On December 10, 1999, the Company merged with and into 9278 Distributor Inc., a company engaged in a different aspect of the telecommunications industry, and subsequently changed its name to 9278 Communications Inc. See Note 8(h).

2.    SIGNIFICANT ACCOUNTING POLICIES:

      In the opinion of management, the unaudited financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at November 30, 1999 and the results of operations and the changes in financial position for the respective nine month period ended November 30, 1999, in accordance with accounting principles generally accepted in the United States.

      These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended February 28, 1999 included in the Company's Registration Statement on Form SB-2 declared effective on November 30, 1999.

      a)   Principles of Consolidation --

           The interim consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, iLink Telecom (B.C.) Inc. (British Columbia, Canada). All significant intercompany accounts and transactions have been eliminated.

      b)   Use of Estimates --

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

      c)   Equipment --

           Is stated at cost and are amortized on a straight-line basis over the estimated useful lives of the related assets as follows:

                  Computer equipment                         3 years
                  Furniture and office equipment             5 years
                  Telecom equipment                          2 years

                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999



      d)   Income Taxes

           The company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance in respect of amounts considered by management to be less likely than not of realization in future periods.

      e)   Goodwill --

           Goodwill is being amortized on a straight-line basis over 3 years.

      f)   Computation of Loss per share --

           Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for that period excluding shares issued for nominal consideration and subject to performance criteria. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of convertible securities. As at August 31, 1999, there were no dilutive potential common shares and therefore the dilutive loss per share is equivalent to the basic loss per share. The Company has excluded 2,140,000 outstanding common shares as at November 30, 1999 from the determination of the weighted average number of common shares which were issued for nominal consideration and are subject to vesting agreement restrictions.

      g)   Foreign Currency Translation --

           Assets and liabilities of integrated foreign subsidiary operations and foreign currency denominated assets and liabilities of Canadian operations are translated into United States dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates prevailing at the transaction date for non-monetary items. The foreign subsidiary operates in Canadian currency. Revenues and expenses, except amortization, are translated at the average exchange rates for the year. Amortization is translated at the same rate as the related assets.

           Foreign exchange gains or losses on monetary assets and liabilities are included in operations.

      h)   Revenue Recognition --

           Revenue for the provision of telecom services is recorded upon the delivery of the services.

                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999


3.    EQUIPMENT:


                                                                                   Accumulated         NET BOOK
                                                                 Cost             Amortization          VALUE
---------------------------------------------------------------------------------------------------------------------
      Computer equipment                                        $ 33,321               $ 8,155         $ 25,166
      Furniture and office equipment                              51,115                 7,562           43,553
      Telecom equipment                                            1,051                   394              657
---------------------------------------------------------------------------------------------------------------------
                                                                $ 85,487               $16,111         $ 69,376
=====================================================================================================================


4.    SHARE STOCK:


a)     Issued -- Common stock                                                          Number
                                                                                     of Shares             $
---------------------------------------------------------------------------------------------------------------------
           Shares issued for cash on incorporation, December 11, 1997                  300,113         $  5,000
           Shares issued for cash, January 12, 1998                                    800,000              400
           Other, December 26, 1997                                                     35,091              175
           Shares issued for investment subsequently returned,
                January 15, 1998                                                       198,400               99
---------------------------------------------------------------------------------------------------------------------
           Balance, February 28, 1998                                                1,333,604            5,674
           Shares issued to acquire the capital stock of
                  Aquasol Technologies Inc., June 26, 1998                             416,000             --
           Shares returned to treasury                                                (204,000)            --
           Cancellation of shares related to investment                               (198,400)             (99)
---------------------------------------------------------------------------------------------------------------------
           Balance, February 28, 1999                                                1,347,204            5,575
           Shares issued for cash, net of issue costs of $2,497, April 1, 1999       1,903,500          432,570
           Shares issued for services rendered, March 25, 1999                       2,140,000          202,090
           Shares issued in exchange for 145 Series A Convertible
           Preferred Stock, September 30, 1999                                          96,666          144,999
           Shares issued for capital assets, May 20, 1999                               22,259           44,518
---------------------------------------------------------------------------------------------------------------------
           Balance, November 30, 1999                                                5,509,629         $829,752
=====================================================================================================================

                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999


b)    Issued -- Preferred stock, Series A convertible

                                                                                     Number
                                                                                     of Shares             $
---------------------------------------------------------------------------------------------------------------------
           Shares issued to acquire the capital stock of iLink
             Telecom (B.C.) Inc., March 31, 1999                                           145         $145,000

---------------------------------------------------------------------------------------------------------------------
           Balance, November 30, 1999                                                        0           0
=====================================================================================================================


c) On February 26, 1999 the company entered into an agreement to purchase all the issued and outstanding shares of iLink Telecom, (B.C.) Inc. The consideration comprised 145 preferred shares which were issued March 31, 1999. The 145 preferred shares are designated as Series A Convertible Preferred Stock with the following rights and restrictions:

      The shares are entitled to $1,000 per share upon liquidation, dissolution or winding up of the Company. In addition, the shares will be converted into common stock five days after the effective date of a registration statement covering the common stock of the Company to be issued upon the conversion of the Series A Convertible Preferred Stock. The conversion rate for each preferred share is $1,000 divided by 75% of the average market price of the common stock for the five trading days immediately preceding the conversion date.

      The Company authorized a Share Exchange Agreement on September 30, 1999 to exchange the 145 shares of Series A Convertible Preferred Stock issued to ABDE Holdings Ltd. with 96,666 shares of Common stock valued at $1.50 per share, which shares are fully paid and non-assessable.

d) During March 1999 and May 1999, the Company issued 1,890,000 and 250,000 shares, respectively, to certain officers and employees and consultants for services to be rendered. These shares are subject to vesting agreements which provide that the shares be held by the Company undelivered and released upon the achievement of milestones as set out in the vesting agreements. In the event the milestones are not met within a specified period or that the individual ceases to be an employee of the Company, any shares not released at such time will be forfeited to the Company. As a result of the vesting provisions, the Company initially recorded the issuance of the shares at nominal value equal to their par value. At the time such shares were earned the Company recorded compensation expense at each financial statement date over the period services are performed based on the difference between the nominal consideration received and quoted market price of the Company's stock.

      The Company vested 50,000 common shares to a consultant upon a milestone being reached by the Company on June 3, 1999 as per the Vesting Agreement dated March 25, 1999. A compensation expense of $49,950 was recorded using the cash per share price of the most recent private placement, valued at $1.00 per share.

                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999

      The Company also vested 150,000 common shares to a consultant upon a milestone being reached by the Company on November 30, 1999 as per the Vesting Agreement dated March 25, 1999. A compensation expense of $149,850 was recorded using the cash per share price of the most recent private placement, valued at $1.00 per share.

e) During the three month period ended May 31, 1999 the Company issued 22,259 common shares in exchange for fixed assets. The fair market value of the assets acquired has been determined to be $44,518.

f) During the six month period ended August 31, 1999, the Company established a stock option plan pursuant to which options to acquire a maximum of 500,000 common shares may be granted. The Company granted options to employees to acquire 23,000 common shares at an exercise price of $5.25 on June 9, 1999, exercisable up to and including June 9, 2000.

5.    COMMITMENTS:

      a) The Company entered into an agreement for consulting services, dated May 14, 1999 for a term of six weeks beginning May 15, 1999 to June 30, 1999. As of November 30, 1999, included in accounts payable is an amount of $15,000 relating to this agreement.

      b) The Company received a loan in the amount of $100,000 from PTN Ltd., a shareholder of the company. The term of the loan is one year, payable by July 22, 2000 at an interest rate of 8.5%.

      c) The Company received a loan in the amount of $50,000 from PTN Ltd., a shareholder of the company. The term of the loan is one year, payable by October 14, 2000 at an interest rate of 8.5%.

      d) The Company received a loan in the amount of $50,000 from PTN Ltd., a shareholder of the company. The term of the loan is one year, payable by October 21, 2000 at an interest rate of 8.5%.

      e) The Company took assignment and assumed all right and obligations of a lease for office premises effective June 1, 1999 with the minimum lease payments and share of operating costs as follows:


                                   2000             $  80,434
                                   2001               107,246
                                   2002               107,246
                                   2003                35,748

           The company also took assignment and assumed all rights and obligations of other leases for office premises effective February 1, 1999 and April 30, 1999 with minimum lease payments as follows:


                                   2000              $10,191
                                   2001                  924

                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999

      f) Entered into an agreement for consulting services pursuant to which the Company agreed to pay $5,000 CDN per month for the initial twelve month term of the agreement, commencing March 1, 1999.

      g) Entered into an agreement with a company controlled by a Director for consulting services pursuant to which the Company agreed to pay $5,000 per month for the five year term of the agreement, commencing April 1, 1999.

      h) The Company entered into an Agreement dated November 9, 1999 to provide IVR services to a customer for a one year renewable term.

6.    MAJOR CUSTOMERS AND SUPPLIERS:

      a) The Company earns its revenue from two customers. As at November 30, 1999, the aggregate accounts receivable balance relating to the customers was $nil.

      b) The Company currently has four main equipment suppliers. However, the Company believes that other suppliers could provide the required components on comparable terms. A change in supplier, however, could cause a delay in the ability of the company to provide its service and could result in possible lost revenue.

7.    UNCERTAINTY DUE TO THE YEAR 2000 ISSUE:

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

8.    SUBSEQUENT EVENTS:

    a) The Company received a loan in the amount of $100,000 from PTN Ltd., a shareholder of the company. The term of the loan is one year, payable by December 5, 2000 at an interest rate of 8.5%.

    b) The company entered into a Debt Settlement Agreement with PTN Ltd. dated December 6, 1999. The company authorized the issuance of 300,000 shares of the Company's Common Stock at a value of $1.00 per share in full settlement of the outstanding debt and PTN Ltd. agreed to waive the interest outstanding in consideration of certain registration rights.

                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999

    c) The company entered into an asset re-purchase agreement dated December 2, 1999 selling the fixed assets purchased on May 20, 1999 for the sum of $10. The Company recorded a related loss of approximately $40,000 at November 30, 1999.

    d) The company and Holders of a total of 90,000 common shares amended the Vesting Agreement made effective the 25th day of May, 1999 by way of an Amending Agreement on December 8, 1999.

    e) Entered into an agreement dated December 6, 1999 for consulting services for a term of 12 months pursuant to which the Company agreed to pay $400,000 upon the financing and closing of the Acquisition contemplated by the company. The fees shall be paid through the issuance and delivery of 200,000 shares of the company's common stock, valued at $2.00 per share.

    f) The company accepted the resignation of one Director and subsequently appointed two new Directors to the Board.

    g) The company engaged the services of a consultant on the 15th of November, 1999 pursuant to which the Company agreed to pay $6,000 CDN per month for an initial three month term, commencing December 1, 1999. Subsequently, the engagement was terminated by way of mutual consent on December 20, 1999.

    h) On December 10, 1999, the Company merged with 9278 Distributor Inc., a New York corporation engaged in the wholesale distribution of prepaid telephone debit cards. Such acquisition was effected through the merger of 9278 Distributor Inc. with and into a wholly-owned subsidiary of the Company, resulting in 9278 Distributor Inc. becoming a wholly-owned subsidiary of the Company. In consideration for such acquisition, the shareholders of 9278 Distributor Inc. received an aggregate of 14,900,000 shares of common stock of the Company, a cash payment of $1,000,000 and a promissory note in the amount of $2,000,0000. The Company entered into a three year Employment Agreement with the President and principal shareholder of 9278 Distributor Inc. pursuant to which such individual will be Chairman and Chief Executive Officer of the Company. In connection with such transaction, 1,750,000 outstanding shares of common stock of the Company, previously subject to a vesting agreement, were cancelled. In addition, the Company conducted two private placements. Through the first private placement, the Company sold an aggregate of 500,000 shares of common stock at a purchase price of $2.00 per share. In addition, the Company sold 1,500 shares of the newly created Series B Convertible Preferred Stock, at a purchase price of $1,000 per share. The Series B Convertible Preferred Stock is convertible into shares of common stock at a conversion price in relation to the then prevailing market price of the common stock.

    i) The Company vested 90,000 common shares to employees upon a milestone being reached by the Company on December 10, 1999 as per the Vesting Agreement dated March 25, 1999. A compensation expense will be recorded using the cash per share price of the most recent private placement.

                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999

    j) The Company vested 100,000 common shares to a consultant upon a milestone being reached by the Company on December 10, 1999 as per the Vesting Agreement dated March 25, 1999. A compensation expense will be recorded using the cash per share price of the most recent private placement. As a result, all previously invested shares were either vested or cancelled,

    k) The company terminated the lease agreement for premises in the United States as of December 15, 1999.

    l) In January 2000, the holder of 200 shares of Series B Convertible Preferred Stock elected to convert such shares into 94,604 shares of common stock.

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

                  The financial information contained in this Quarterly Report reflects the prior business operations of the Company under the name iLink Telecom, Inc. As a result of a merger with 9278 Distributor Inc. on December 10, 1999, as described below, the Company changed its name to 9278 Communications Inc. and succeeded to the business operations of 9278 Distributor Inc.

                  This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new communication products, the impact of competitive products and services, and the other risks and uncertainties, including those relating to the recent acquisition of a new line of business described below. These forward-looking statements speak only as of the date hereof and should not be given undue reliance. Actual results may vary significantly from those projected.

       OVERVIEW

                  Through and including November 30, 1999, the period which financial information is presented herein, the Company conducted business under the name iLink Telecom, exploring certain opportunities in the telecommunications field. On December 10, 1999, the Company, through a merger with a wholly-owned subsidiary of the Company, acquired 9278 Distributor Inc., a New York corporation engaged in the wholesale distribution of prepaid telephone debit cards ("9278"). The Company intends to file, on or before February 23, 2000, financial statements of 9278, as required by, and pursuant to, a Current Report on Form 8-K. Because the sales volume and scope of the operations of 9278 is significantly greater than that previously experienced by and conducted by the Company, the future operations of the Company are expected to be substantially different from those reflected in this quarterly report. The financial statements contained herein do not reflect the business operations of 9278, and accordingly should not be viewed as representative of the Company's future financial performance.

                  As a consequence of such acquisition, the Company changed its name to 9278 Communications Inc. and Sajid Kapadia, the principal shareholder of 9278, became the Chairman and Chief Executive Officer of the Company. The Company has entered into a three year Employment Agreement with Mr. Kapadia. In connection with the acquisition of 9278, the Company issued 14,900,000 shares of common stock to the shareholders of 9278, and the Company made cash payments to such shareholders of $1,000,000 as well as delivering a promissory note in the amount of $2,000,000. Also in connection with such transaction, 1,750,000 shares of common stock previously subject to a vesting agreement were cancelled. Finally, the Company issued an aggregate of 500,000 shares of common stock through a private placement transaction for an aggregate purchase price of $1,000,000, and 1,500 shares of a newly created Series B Convertible Preferred Stock at an aggregate price of $1,500,000.

       RESULTS OF OPERATIONS

       NINE MONTH PERIOD ENDED NOVEMBER 30, 1999 COMPARED TO THE YEAR ENDED FEBRUARY 28, 1999

                  Revenues totaled $30,959 during this nine-month period compared to no revenues during the fiscal year ended February 28, 1999. We began receiving revenues in March 1999 from the one customer of our switching facility in Calgary. Beginning in November 1999, we received revenue from a second customer. For the interim period ending November 30 1999, we incurred a loss of $919,059 compared to a loss of $18,314 for the year ended February 28, 1999. Costs and operating expenses for the nine months ending November 30, 1999 were $950,018 compared to $18,314 for the year ending February 28, 1999. General and administrative expenses increased to $ 658,244 during the first nine months of fiscal year 2000. This increase in general and administrative expenses was due primarily to compensation expenses recorded as a result of the vesting of common shares, management fees, travel expenses and business development by management and the establishment of corporate relations programs by consultants. Management was required to travel extensively in North America and Trinidad and Tobago in order to identify business opportunities for the Company and to develop the proposal for obtaining a PCS license in Trinidad and Tobago. Expenditures for consulting services included financial, technical and management services in the amount of $ 128,681 during this nine-month period. The Company has only five employees and consequently must rely on consultants to provide substantial operational support. The Corporate Relations Program required $155,000 in expenditures to promote our services in the marketplace. The object of the Corporate Relations Program is to establish industry contacts and to identify potential strategic partners to promote our business.

                  The Company recognized a loss of $40,056 on the abandonment of certain equipment.

                  Research and development expenditures were approximately $15,000 during the nine month period ended November 30, 1999 compared to none for the year ending February 28, 1999. The expenditure was for the consulting services of a technical person to perform research and development on behalf of the Company relating to IVR designing, manufacturing and programming. We continue to test the IVR programs to enable clearer voice transmissions, customized programming and to add specialized features. The products are tested on our switching facility at Calgary and in our offices at Vancouver. As new products are developed, we will seek to obtain license, trademark, and/or proprietary rights to the products as deemed appropriate.

       LIQUIDITY AND CAPITAL RESOURCES

                  We have been in the development stage since our inception and have not recognized any significant revenues or generated any significant cash flows from operations. As of November 30, 1999 we had a negative working capital of $ 246,401 compared to a negative working capital of $27,139 for the year ended February 28, 1999. We expect expenses to continue to increase during fiscal year 2000 with the demands of developing new switching facilities and additional capital will be necessary to expand operations as well as continue current operations.

                  Operating capital was provided by $432,570 of proceeds from the private sale of the Company's common stock and a $200,000 loan from a private company. We issued 145 shares of Series A Convertible Preferred Stock in payment for various assets and services related to our IVR services. These shares converted on September 30, 1999 into 96,666 shares of the Company's common stock at a deemed price of $1.50 per share.

                  From inception, we have relied on equity financings to fund our operations. This financing has been supplemented by the issuance of preferred stock to acquire various business assets. We will need substantial additional capital, an estimated $600,000, over the next six months to carry out our current business plans. Such business plans, and accordingly such capital requirements, are being readdressed by management in light of the recent acquisition of 9278.

       IMPACT OF THE YEAR 2000 ISSUE

                  The Company did not experience any disruptions in service or operations as a result of Year 2000.

                                     PART II

                                OTHER INFORMATION

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  1. On December 23, 1999, the Company filed a Current Report on Form 8-K to report (i) the closing of its acquisition of 9278 Distributor Inc. and (ii) the closing of two private placements of securities.

                  2. On December 29, 1999, the Company filed a Current Report on Form 8-K to report (i) a change in its independent certified public accountant, (ii) the change of the name of the Company to 9278 Communications Inc. and (iii) the change of the fiscal year end of the Company to December 31.

                  3. On January 10, 2000, the Company amended the Current Report filed on December 29, 1999.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    9278 Communications Inc.
                                    --------------------------------------------


      Date:   January 18, 2000      /s/ Amar Bahadoorsingh
                                    --------------------------------------------
                                    President
                                    (Principal Financial and Accounting Officer)