Form 10QSB/A
period 1999-11-30
9278 COMMUNICATIONS INC
filed 2000-02-07
CIK 1081831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

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
                                   (UNAUDITED)
                             AS AT NOVEMBER 30, 1999

                                                                    NOVEMBER 30,        FEBRUARY 28,
ASSETS                                                                      1999               1999
----------------------------------------------------------------------------------------------------
Current:
    Cash and cash equivalents                                           $ 29,815            $     --
    Accounts receivable                                                      106                  --
    Prepaid expenses and deposits                                            778                  --
    Due from related parties                                                  --                  --
    Other receivables                                                      3,222                  --
----------------------------------------------------------------------------------------------------
Total current assets                                                      33,921                  --
Equipment                                                                 29,320              15,254
Goodwill                                                                 104,060             138,746
----------------------------------------------------------------------------------------------------
                                                                         167,301            $154,000
====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Current:
    Accrued liabilities                                                 $ 80,322            $ 27,139
    Loan                                                                 200,000                  --
----------------------------------------------------------------------------------------------------
Total current liabilities                                                280,322              27,139
----------------------------------------------------------------------------------------------------
Stockholders' Equity:
    Share Capital
    Common stock -- $0.001 par value
        25,000,000 authorized, 5,509,629
        issued and outstanding                                             5,509               1,347
    Preferred stock -- $0.001 par value
          5,000,000 authorized
          Series A Convertible issued and outstanding                         --                  --
    Additional paid in capital                                           824,243               4,228
    Preferred stock to be issued                                              --             145,000
    Deficit accumulated in the development stage                        (942,773)            (23,714)
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                              (113,021)            126,861
Commitments
Subsequent Events
----------------------------------------------------------------------------------------------------
                                                                        $167,301            $154,000
====================================================================================================

See accompanying notes
                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999

                                                                                                             Period from
                                                 FOR THE PERIOD     For the Period     For the Period        December 10, 1997
                                                MARCH 1, 1999 TO    March 1, 1998 to   September 1, 1999 to  (Date of Incorporation)
                                                NOVEMBER 30, 1999  November 30,  1998  November 30, 1999     to November 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Revenue:
    Sales                                        $   30,959           $   --            $   16,532               $  30,959
------------------------------------------------------------------------------------------------------------------------------------
Expenses:
    Amortization                                     50,797               --                19,886                  50,797
    Consulting fees                                 128,681               --                28,734                 136,820
    General and administrative                      658,244               --               268,334                 658,244
    Professional fees                                72,240               --                51,616                  82,240
    Loss on lease termination                        40,056               --                40,056                      --
------------------------------------------------------------------------------------------------------------------------------------
                                                    950,018               --               408,626                 928,276
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                           (919,059)              --              (392,094)               (897,317)
------------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders     $ (919,059)              --              (392,094)              $(897,317)
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share attributed to
   common stockholders                           $    (0.30)              --            $    (0.21)                     --
------------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares                 3,112,714            1,571,056         1,836,785                      --
====================================================================================================================================

See accompanying notes
                                                             iLINK TELECOM, INC.

                               iLINK TELECOM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999

                                                                                                             Period from
                                              For the Period     For the Period     For the Period           December 10, 1997
                                              March 1, 1999 to   March 1, 1998 to   Ended September 1, 1999  (Date of Incorporation)
                                              November 30, 1999  November 30, 1998  to November 30, 1999     to November 30, 1999

------------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
    Net Loss                                   $(919,059)          $     --              (392,094)               $(937,373)
    Adjustments to reconcile net loss to
    net cash used in operating activities --
         Amortization                             50,797                 --                19,886                   50,797
         Shares issued for Services Rendered     202,090                 --               149,850                  202,090
         Loss on lease term                       40,056                 --                40,056                     --
    Changes in operating assets and
         liabilities --
         Increase in accounts receivable            (106)                --                  (570)                    (106)
         Increase in prepaid expenses and
             deposits                               (778)                --                  (168)                    (778)
         Increase in due from related parties         --                 --                 6,111                      --
         Increase in other receivables            (3,222)                --                (1,696)                  (3,222)
         Increase accrued liabilities             36,901                 --                57,019                   55,040
------------------------------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities         (593,321)                --              (121,606)                (593,321)

Investing Activity:
    Acquisition of capital assets                 (9,434)                --                16,849                   (9,434)

Financing Activity:
    Proceeds from issuances of common stock      432,570                 --                   --                   432,572
    Loans                                        200,000                 --               100,000                  200,000
------------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents         29,815                 --                (4,757)                  29,815
Cash and cash equivalents beginning of period         --                 --                17,286                      --
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period       $  29,815              $  --                12,529                   29,815
====================================================================================================================================


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

      f)   Computation of Loss per share --

           Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for that period excluding shares issued for nominal consideration and subject to performance criteria. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of convertible securities. As at November 30, 1999, there were no dilutive potential common shares and therefore the dilutive loss per share is equivalent to the basic loss per share. The Company has excluded 2,140,000 outstanding common shares as at November 30, 1999 from the determination of the weighted average number of common shares which were issued for nominal consideration and are subject to vesting agreement restrictions.

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


3.    EQUIPMENT:


                                                                                   Accumulated         NET BOOK
                                                                 Cost             Amortization          VALUE
---------------------------------------------------------------------------------------------------------------------
      Computer equipment                                        $ 33,321               $ 8,155         $ 25,166
      Furniture and office equipment                              11,059                 7,562            3,497
      Telecom equipment                                            1,051                   394              657
---------------------------------------------------------------------------------------------------------------------
                                                                $ 45,431               $16,111         $ 29,320
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

d) During March 1999 and May 1999, the Company issued 1,890,000 and 250,000 shares, respectively, to certain officers and employees and consultants for services to be rendered. These shares are subject to vesting agreements which provide that the shares be held by the Company undelivered and released upon the achievement of milestones as set out in the vesting agreements. In the event the milestones are not met within a specified period or that the individual ceases to be an employee of the Company, any shares not released at such time will be forfeited to the Company. As a result of the vesting provisions, the Company initially recorded the issuance of the shares at nominal value equal to their par value. At the time such shares were earned the Company recorded compensation expense at each financial statement date over the period services are performed based on the cash per share price in the most recent private placement.

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

    h) On December 10, 1999, the Company merged with and into 9278 Distributor Inc., a New York corporation engaged in the wholesale distribution of prepaid telephone debit cards. Such acquisition was effected through the merger of 9278 Distributor Inc. with and into a wholly-owned subsidiary of the Company, resulting in 9278 Distributor Inc. becoming a wholly-owned subsidiary of the Company. In consideration for such acquisition, the shareholders of 9278 Distributor Inc. received an aggregate of 14,900,000 shares of common stock of the Company, a cash payment of $1,000,000 and a promissory note in the amount of $2,000,0000. The Company entered into a three year Employment Agreement with the President and principal shareholder of 9278 Distributor Inc. pursuant to which such individual will be Chairman and Chief Executive Officer of the Company. In connection with such transaction, 1,750,000 outstanding shares of common stock of the Company, previously subject to a vesting agreement, were cancelled. In addition, the Company conducted two private placements. Through the first private placement, the Company sold an aggregate of 500,000 shares of common stock at a purchase price of $2.00 per share. In addition, the Company sold 1,500 shares of the newly created Series B Convertible Preferred Stock, at a purchase price of $1,000 per share. The Series B Convertible Preferred Stock is convertible into shares of common stock at a conversion price in relation to the then prevailing market price of the common stock.

    i) The Company vested 90,000 common shares to employees upon a milestone being reached by the Company on December 10, 1999 as per the Vesting Agreement dated March 25, 1999. A compensation expense will be recorded using the cash per share price of the most recent private placement. As a result, all previously unvested shares were either vested or canceled.

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

    l) The company canceled the sublease agreement for premises in Canada as of December 2, 1999.

    m) In January 2000, the holder of 200 shares of Series B Convertible Preferred Stock elected to convert such shares into 94,604 shares of common stock.

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

       THREE MONTH PERIOD ENDED NOVEMBER 30, 1999

       Revenues totaled $16,532 for this three-month period compared to no revenues during the same period in 1998. Revenues were received from two customers of the IVR services in Calgary. Cost and operating expenses for the period were $408,626. General and administrative expenses were $268,344 during this three month period which included $23,345 in travel expenses, $13,617 for telephone and communication costs, $29,027 for management and employee salaries and a compensation expense of approximately $150,000 upon the vesting of certain shares of the company's common stock. Research and development expenditures increased by $5,000 during this three month period. Research and development focused on the development of the customized IVR programming at the Calgary site.

       The Company experienced a net loss of $392,094 for the three months ended November 30, 2000. The company remains in the development stage and has not recognized any significant revenues or generated adequate cash flows to offset operating costs. Assets decreased by $30,622 due to the termination of a lease for premises and sale of assets contained in those premises. Liabilities increased due to a loan received by the company and increased operating expenses. During this three month period, the company converted 145 Class "A" Preferred shares into common shares thereby allocating a compensation expense due to the conversion and eliminating the dividend previously allocated to cost of operations.

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

                                     PART II

                                OTHER INFORMATION

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits

                  The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

                     Exhibit Number                     Description of Exhibit
                     --------------                     ----------------------
                       27                                  Financial data schedule for
                                                           nine month period ended
                                                           November 30, 1998

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


                                    9278 Communications Inc.
                                    --------------------------------------------


      Date:   February 3, 2000      /s/ Amar Bahadoorsingh
                                    --------------------------------------------
                                    President
                                    (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX

                     Exhibit Number                     Description of Exhibition
                     --------------                     -------------------------
                       27                                  Financial data schedule for
                                                           nine month period ended
                                                           November 30, 1998