Form 10KSB40
period 1999-12-31
9278 COMMUNICATIONS INC
filed 2000-03-30
CIK 1081831

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                  ---------------------------------------------


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number 333-84845

                              9278 COMMUNICATIONS, INC.
                 ----------------------------------------------
               (Name of small business registrant in its charter)

               Nevada                                           98-0207906
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

1942 Williamsbridge Road, Bronx, New York                            10461
------------------------------------------                   -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code       (718) 792-5150
                                                  -----------------------------


Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered

            None                                  Not Applicable
    -------------------                    ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                       -------------------------------------
                                (Title of class)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $78,089,670.

         The aggregate market value of the voting and non-voting stock held by non-affiliated stockholders of the registrant, as of March 21, 2000, was $25,257,343.
                      APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the registrant's common stock, as of March 21, 2000, was 20,460,168.

         Transitional Small Business Disclosure Format (Check one):
Yes      ; No   X
  ------     ------

                        DOCUMENTS INCORPORATED BY REFERENCE

                                    None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         9278 Communications, Inc. (the "Company" or "9278") is a value-added integrator of telecommunications services and technologies, specializing in the distribution of prepaid phone cards. The Company has a network of over 300 private distributors, retailing over 100 different prepaid card products, including 13 private label cards, primarily in the New York, New Jersey and Connecticut markets, through approximately 10,000 retail outlets.

         The Company plans to introduce several new telecommunications related products into its growing distribution channels, including prepaid wireless products and prepaid internet services, and to expand upon its existing business relationships with the United States telecommunications companies and the large national prepaid card providers. Further, with the coming launch of its e-commerce services website, 9278 will provide sales, access and support for its existing distributors and develop a mechanism for establishing new markets for the Company's products.

CORPORATE BACKGROUND

         Aquasol Technologies, Inc.

         The Company was originally incorporated in Colorado on December 10, 1997, under the name Aquasol, Inc. ("Aquasol"). On January 9, 1998, the Company changed its corporate domicile to Delaware and changed its name to Aquasol Technologies, Inc.

         On January 15, 1998, the Company acquired Noralta Technologies Corp., an Alberta corporation, in a share-for-share exchange. The name of Noralta was subsequently changed to Aquasol Technologies Inc. This company was engaged in the business of designing, engineering, manufacturing and installing wastewater treatment systems for government, industrial, commercial and agricultural customers.

         On July 14, 1998, Aquasol Technologies, Inc., a Nevada corporation originally incorporated as AFD Capital Group, Inc., merged with Aquasol Technologies, Inc., a Delaware corporation, in a one-for-one stock exchange, and the surviving entity continued under the laws of the state of Nevada.

         On February 3, 1999, the Company disposed of Aquasol Technologies Inc., an Alberta corporation, by returning the shares of common stock of that corporation to the former holders thereof in exchange for the return of the 992,000 shares of Common Stock originally issued in the Noralta acquisition on January 15, 1998. The Company has no further interest in the business of Aquasol Technologies Inc.

         Acquisition of iLink B.C.

                  On February 14, 1999, the Company consolidated its share capital by way of reverse stock split on the basis of one new share of its Common Stock for each five old shares of its Common Stock and changed its name to iLink Telecom, Inc. ("iLink").

         Pursuant to a share purchase agreement, dated February 26, 1999, with ABDE Holdings Ltd., a British Columbia company, the Company acquired all of the issued and outstanding common shares of 579782 B.C. Ltd. in exchange for the 145 shares of the Company's Series A Convertible Preferred Stock. On March 11, 1999, 579782 B.C. Ltd. changed its name to iLink Telecom (B.C.), Inc. The assets of iLink B.C. consisted of an IVR Agreement with BCT.Telus as well as miscellaneous telecommunications and computer equipment and office furniture.

         Merger with 9278 Distributor, Inc. and Name Change

         On December 10, 1999, 9278 Distributor, Inc., a New York corporation involved in the distribution of prepaid phone cards, was merged with and into 9278 Distributor Acquisition Corp., a wholly-owned subsidiary of the Company, which had been incorporated on December 7, 1999 specifically for that purpose (the "Merger"). For accounting purposes, the Merger has been treated as a reverse acquisition. The shareholders of 9278 Distributor, Inc. were issued an aggregate of 14,900,000 shares of the Company's Common Stock, as well as a dividend of $3.0 million, of which $1.0 million was paid in December 1999 and the balance of $2.0 million was in the form of a two-year promissory note. Subsequently, on December 22, 1999, the Company changed its name to 9278 Communications, Inc.

         Sale of iLink B.C.

         On February 28, 2000, the Company sold all of the assets of its subsidiary iLink Telecom (B.C.), Inc. for gross consideration of $37,000.

INDUSTRY OVERVIEW

         Prepaid phone cards have been widely used throughout Europe and Asia for more than fifteen years. Currently being issued in 140 countries, the prepaid phone card market has grown to an estimated $20 billion dollar worldwide industry.

         Prepaid phone cards were introduced into the North American marketplace by small long distance consolidators and resellers, which purchase a high volume of long distance minutes from major carriers at rates significantly lower than those that could be obtained by individuals and small businesses and resell those minutes to their established customer base. Originally introduced to meet very specific telephony applications, and oriented towards the credit challenged components of the marketplace, prepaid services have evolved into a widely accepted solution by both businesses and consumers. More recently, major long distance carriers such as AT&T, MCI/Worldcom and Sprint have committed considerable resources to the prepaid phone card market.

         Prepaid phone cards are a reliable, convenient and cost-effective alternative to coin-operated calling, collect calling, operator assisted calls and standard credit calling cards. Unlike credit calling cards, which provide virtually unlimited credit and impose surcharges on long distance services, prepaid phone cards are paid for in advance and provide finite amounts of calling time. Shaped like a credit card, the prepaid phone card easily fits into a standard wallet. Generally, the front face denotes the denomination of the card. The back of the cards contains a scratch-off surface covering the card number and personal identification number (a "PIN").

         Most domestic prepaid cards utilize remote memory technology, which permits users to place local, long distance and international calls from any touch-tone phone by dialing a toll-free or local access number to connect to a prepaid phone card switching platform. After being prompted to enter a PIN, the caller is advised of the value remaining on the card and is prompted to enter the telephone number to be called. The call is then routed to its destination. The per-minute charges for the call are automatically decremented from the prepaid account corresponding to the PIN as the call progresses.

         Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores and discount stores. While prepaid phone card products are also sold through vending machines and, more recently, over Internet websites, the vast majority of phone card sales are still made through retail outlets. In the New York metropolitan area, where the majority of the Company's distribution occurs, the Company estimates that prepaid phone cards are sold at tens of thousands of retail outlets.

         The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to the retail outlets. Typically, a wholesale distributor, such as the Company, purchases large quantities of prepaid phone cards from a long distance carrier or reseller, and sells the cards in smaller quantities, together with cards from other carriers, to the independent distributor for ultimate distribution to the retail outlet. The discount from face value at which cards are bought and sold by the participants in the distribution chain varies depending upon the carrier and the features of the card, such as local versus toll free dial-up access, or the rates and geographic regions for which the card can be used.

PRODUCTS AND SERVICES

         Prepaid Phone Cards

         9278 is primarily a wholesale distributor of prepaid phone cards, distributing over 100 different types of prepaid phone cards issued from over 60 telecommunications carriers, including 13 private label cards. The long distance rates available to users of such cards are between 10% and 50% less than the rates for international calls placed by traditional methods. Generally, each type of prepaid phone card is available in $5, $10 and $20 denominations. With the exception of the private label phone cards, which 9278 prints and activates itself, 9278 purchases pre-printed, pre-activated phone cards from each of the applicable telecommunications carriers and distributes the cards through its network of over 300 independent distributors, predominantly in the New York metropolitan area.

         The Company distributes prepaid phone cards for most of the major telecommunications carriers, including PT-1 Communications, MCI/Worldcom, Qwest Communications and AT&T. The Company is a major distributor for PT-1 Communications, responsible for over 80% of PT-1's prepaid phone card sales in the Bronx, New York area. Sales of phone cards supplied by Cominex, LLC constituted approximately 55% of the Company's sales in 1999. In September 1999, the Company stopped purchasing products from Cominex and has subsequently increased its purchases from other carriers to offset these quantities. There was no company whose products accounted for in excess of 10% of 9278's sales in 1998.

         Included in the Company's offering of over 100 prepaid phone cards, are 13 private label cards, serviced by 10 different long distance carriers, including, "New York Call," which is serviced by PT-1, "9278 Number 1," which is serviced by MCI/Worldcom and "Bollywood," which is serviced by Telstar. Each of these 9278 private label cards is developed by the Company in conjunction with the carrier. The design, rates and target market of the cards are generally determined by 9278 based upon its perception of market demand. Private label cards serve as lucrative promotional items and can also be used to help generate brand name awareness. The private label cards are exclusive to 9278 and, unlike the other types of prepaid phone cards which 9278 distributes, 9278 controls the discounts for these products, leading to higher margins for the Company. Private label cards constituted over 60% of the Company's sales in 1999.

         The Company's retail customers can use the prepaid phone cards it distributes at any touch tone telephone by dialing an access number, followed by a PIN assigned to each card and the telephone number the customer seeks to reach. The carrier's switch completes the call, and its debit card platform reduces the outstanding balance of the card during the call. The Company believes that many of its customers use prepaid cards as their primary means of making long distance calls due to (i) attractive rates, (ii) reliable service,
(iii) ease of monitoring and budgeting their long distance spending and (iv) the appealing variety of calling cards offered to different market segments.

         One of the Company's focuses has been on distribution in certain ethnic markets in the U.S. that generate high levels of international traffic to specific countries. As a result, 9278 has become one of the premiere phone card distribution channels in the New York City area, which has many such ethnic markets. Recent immigrants and members of ethnic communities are heavy users of international long distance, given their desire to keep in touch with family members and friends back home. In addition, recent immigrants often do not have established credit histories necessary to establish accounts with traditional long distance carriers. One example of a 9278 product marketed to a specific ethnic group is the Bollywood Phone Card, from which 9278 generated over $15,000,000 in revenues in 1999. There are approximately 465,000 Indians, Pakistanis, and Bengalis residing in the vicinity of New York City. The Bollywood Phone Card is designed for and has become a household name for peoples from the sub-continent of India, who, by using the card to place long distance calls to that region, receive deep discounts on rates.

         The Company has over 300 independent wholesalers and retailers throughout the New York, New Jersey and Connecticut area and is continually seeking to add distributors in other areas. These customers serve as a network, purchasing cards from 9278 and further distributing them to approximately 10,000 retail outlets. Generally, each customer operates on a net 30 payment cycle. In 1999, one of 9278's customers, Sohel Distributor, Inc., accounted for over 10% of 9278's revenues. None of 9278's customers accounted for over 10% of 9278's revenues in 1998. In February 2000, the Company entered into a Letter of Intent to acquire Sohel Distributor Inc., a company owned by the brother of the Company's Chief Executive Officer and controlling stockholder.

         Switching Solutions

         During 1999, iLink conducted IVR services through its switching facility located in Calgary, Alberta (the "Switching Facility"). The Switching Facility was comprised of computer equipment, telecom equipment and IVR programming. The software (VoiceCard) technology was licensed through Telephony Experts. Pursuant to an IVR Agreement, iLink provided services to one major customer at the Calgary site, namely BCT.Telus Communications Inc., Canada's third largest telephone company. Such services included account processing, customer service and time billing for their brand name phone cards distributed in Alberta and British Columbia. Revenues were generated through the charge of a transaction fee to BCT.Telus based upon the number of minutes passed through the Switching Facility each month by BCT.Telus phone card customers. Through December 10, 1999, when iLink merged with 9278 Distributor, Inc., revenues from the Switching Facility, aggregating approximately $30,000, represented 100% of iLink's total revenues.

         On February 28, 2000, in connection with the sale of assets of its subsidiary, iLink Telecom (B.C.), Inc., the Company sold the Switching Facility for gross consideration of $37,000.

         Wireless Services in Trinidad and Tobago

         The Company has submitted a proposal, which, if accepted, would allow it to offer a digital mobile phone service and wireless infrastructure to the people of Trinidad and Tobago. The Government of Trinidad and Tobago plans on deregulating the telecommunications industry that is currently comprised of a sole national wireless phone provider, the Telephone Service of Trinidad and Tobago. The Trinidad Government will select providers for their new services based on submissions which were provided prior to June 30, 1999. It is unclear when the government of Trinidad and Tobago will be making a final decision. The government has hired a European consultant to assist in the application review process. If awarded this license, the Company intends to offer this service through a joint venture with a third party, or to sell the license.

STRATEGY

         The Company's goal is to become a broad-based, value added telecommunications services corporation, providing the customer with services ranging from prepaid phone cards, to 1+ dialing, to custom branded prepaid phone cards. The Company plans to extend its distribution and add a host of telecom related products into its growing distribution channels, including:

       * Prepaid wireless phones;
       * Prepaid paging;
       * Prepaid local dialtone;
       * Prepaid internet services; and
       * Prepaid consumer products.

         The Company is implementing both a business-to-business (B2B) and retail e-commerce strategy that will expand the geographic reach of the Company's distribution, create operational efficiencies and ultimately increase margins. Use of this service will enable the various participants in 9278's distribution chain to access the Company through a dynamic, internet-based supply chain management interface, permitting the user to interact with all aspects of the Company's purchasing, manufacturing, inventory and payment processing functions. The Company intends to launch this service in June 2000.

         The Company anticipates substantial growth in its client base and market share of the prepaid card industry through internal expansion and by strategic acquisition of other distributors. The competition's fragmented approach has improved market accessibility without truly creating stable brand awareness and distribution chain efficiency. The Company believes that this presents the opportunity for 9278 to secure a significant share of the North American market.

         9278 plans to introduce several new telecommunications related products, including prepaid wireless services, Internet, and paging, and expand upon existing business relationships with U.S. telecommunications companies and the large national prepaid card providers. 9278 will offer assistance in developing these companies' consumer product/value-added service offerings. These products will be distributed through the Company's existing distribution network. 9278 also plans to create private label prepaid card systems for select customers. These prepaid private label cards are geared towards large corporations and business travelers. 9278 is focusing on reaching clients with existing sales and marketing forces.

         One such prepaid telecommunications product is the EZ2Phone, for which the Company has exclusive distribution rights in the New York area. The EZ2Phone is a fully functional telephone, which operates virtually the same as a standard residential telephone. The telephone is sold with an established prepaid long distance account, to allow the purchaser to make long distance calls at reduced rates with a preset spending limit. With the prepaid funds credited, the user places a call as they would for a traditionally placed long distance or international call from a home phone. No dial access code or PIN is needed. Upon entering the phone number, a computerized message tells the caller the amount of time they can talk to the destination called, based upon the prevailing rates and the credit balance of the phone, and the call is then connected. The phone's account balance can be supplemented through the purchase of "re-load" cards, also distributed by the Company.

         The Company is developing promotional/marketing applications of its prepaid cards to provide the marketer of consumer products or services with an interactive medium to further enhance product loyalty through placing advertising and information directly on the prepaid service card. The card users hear a short promotional message each time a long distance call is placed or the service is used. If the card has been customized to a promotion, a prepaid card can provide both a specific, coordinated visual and audio memory impressions. In addition, companies may include a prepaid card with their products, that provides customer service access and/or free calling services as an added benefit to purchasing their products.

         To date, the ultimate consumer of mass market prepaid phone cards have been travelers, niche market card collectors, new immigrants and credit challenged consumers needing access to the North American and/or International telecommunications systems servicing these customers. To remain competitive, 9278 will be conducting a targeted marketing program to distributors, retailers and corporations. In addition, 9278 will seek out strategic partners who currently provide distribution and marketing of prepaid cards to different customers or regions as a means of increasing market penetration.

COMPETITION

         The telecommunications services industry generally, and the prepaid phone card industry specifically, is intensely competitive, rapidly evolving and subject to constant technological change. There are several large and numerous small competitors in the industry, and the Company expects to face continuing competition based on price and service offerings from existing competitors and new market entrants. In addition, the increasing prevalence of the Internet and emerging technologies seeking to establish Internet telephony pose potential competitive threats to the market for long distance telephone services. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. Our competitors include:

       * Other distributors of prepaid products, such as Union Telecard
         Alliance;

       * Telecommunications companies that produce their own prepaid products, such as IDT and PT-1 Communications; and

       * Other telecommunications companies, such as AT&T, MCI/Worldcom and Total-Tel USA.

         Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our growth.

GOVERNMENT REGULATION

         The provision of telecommunications services is regulated by the federal and state governments of the United States. Federal laws and regulations promulgated by the Federal Communications Commission ("FCC") apply to interstate and international telecommunications, while state regulatory authorities have jurisdiction over telecommunications services that originate and terminate within the same state. Various other international authorities also may seek to regulate telecommunications services originating in their respective countries. However, as of the date of this report, we do not require any government approvals to manufacture, distribute and/or market prepaid phone cards.

EMPLOYEES

         As of March 21, 2000, the Company had 15 full-time employees. Of these, three were sales and marketing personnel, three were management and finance personnel and nine were general and administrative personnel. None of the Company's personnel is covered by a collective bargaining agreement. The Company has never experienced an employment-related work stoppage and considers its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive offices are located at 1942 Williamsbridge Road, Bronx, New York, where it leases approximately 3,500 square feet, pursuant to a sublease agreement that expires on November 30, 2008. The aggregate annual base rental for such space is $63,000. The Company sublets these premises from an officer and director of the Company, on terms substantially the same as those under which the officer leases the space.

         The Company also leases approximately 1,100 square feet, located at 1938 Williamsbridge Road, Bronx, New York, as a warehouse location for the off-site storage of their products, on a month-to-month basis. The monthly rent for such space is $2,100.

         Through February 28, 2000, the Company leased approximately 200 square feet located at #304, 320 23rd Avenue, Calgary Alberta T2S 0J2, at a monthly rate of Cdn$625.00, pursuant to a sublease. This space housed the Company's switching platform, which the Company sold on that date. In connection with such sale, the lease was assigned.

ITEM 3. LEGAL PROCEEDINGS.

         On November 12,1999, the Company commenced an action against Cominex, LLC in New York Supreme Court, Bronx County, alleging claims for breach of contract and promissory estoppel arising out of Cominex's disabling of over $5.2 million of its prepaid telephone cards and asserting damages of approximately $1.5 million as a direct result thereof. This action has been removed to Federal Court and will be consolidated with the matter entitled "Cominex, LLC and Atlas Communications, Inc. v. 9278 Distributors, Inc., Sajid Kapadia and Sohel Kapadia," described below, in the event that action does not settle.

         In addition to the foregoing, on November 15, 1999 Cominex, LLC and Atlas Communications Inc. commenced an action against 9278 Distributors, Inc., Sajid Kapadia and Sohel Kapadia in the Federal Court for the Southern District of New York, alleging various claims against the defendants arising out of the defendants' purported failure to make timely payments for certain Cominex prepaid telephone cards and asserting damages of approximately $6.6 million as a direct result thereof. The Company filed and Answer and Counterclaims alleging various claims seeking approximately $2.4 million in damages. The parties subsequently agreed to stay all discovery pending on-going settlement negotiations and hope to resolve this matter without further proceedings. The Company believes it has meritorious defenses aginst the claims asserted against it and plans to vigorously defend against these claims in the event the parties do not reach a settlement.

         The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the year ended December 31, 1999, the following items were submitted for the approval of the Company's security holders:

         * On December 20, 1999, the Company's security holders, by written consent, approved an Amendment to the Company's Articles of Incorporation, to change the Company's name from iLink Telecom, Inc. to 9278 Communications, Inc.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock is quoted on the over-the-counter bulletin board ("OTCBB") of the Nasdaq Stock Market under the symbol "NTSE", since January 4, 2000. Prior to January 4, 2000, the Company's Common Stock was traded under the symbol "ILTE", beginning February 16, 1999. Prior to this, the Company's Common Stock was traded under the symbol "AQUS". The following table sets forth the range of the high and low quotations for the common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                        HIGH       LOW
                                                        ----       ---
         1999
         ----
         First quarter(1)..........................   $ 5.63       $0.95
         Second quarter ...........................     6.00        3.87
         Third quarter(2)..........................     1.75        1.75
         Fourth quarter ...........................     6.50        0.63

         1998
         ----
         First quarter ............................   $ 1.25       $1.25
         Second  quarter...........................     2.50        1.13
         Third quarter ............................    10.63        5.00
         Fourth quarter ...........................     5.63        0.95

----------
(1) Effective February 14, 1999, the Company consolidated its share capital by way of reverse stock split on the basis of one new share of Common Stock for each five old shares of Common Stock. The prices listed have been adjusted to reflect the effect of the one-for-five reverse stock split.
(2) Amounts derived from the Company's listing in the NASD "pink sheets."

         At March 21, 2000, there were 352 holders of record of the Company's common stock and the closing bid quotation of the common stock on the OTCBB was $3.625 per share.

DIVIDEND POLICY

         Immediately prior to the closing of the Merger, the Company declared a $3.0 million dividend, of which $1.0 million was paid in cash and the balance of $2.0 million in the form of a two-year promissory note. In addition, $375,000 was reflected as a dividend based upon a beneficial conversion feature of preferred stock issued by the Company. The Company does not intend to pay future dividends and intends to reinvest any earnings in its business to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

       * On March 21, 2000, the Company issued an aggregate of 404,000 shares of its Common Stock to 7 different investors at a price of $2.00 per share for gross proceeds to the Company of $808,000. Two of the investors, Sajid Kapadia and Haris Syed, are officers and directors of the Company. This transaction was exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933 (the "Act").

       * On March 15, 2000, the Company issued an aggregate of 300,000 shares of its Common Stock to 6 different investors at a price of $2.00 per share for gross proceeds to the Company of $600,000. This transaction was exempt from registration pursuant to Rule 506 of Regulation D of the Act.

       * On March 15, 2000, pursuant to its non-qualified stock option plan, the Company granted non-qualified options to purchase 25,000 shares of Common Stock of the Company, at an exercise price of $4.00 per share, to Raymond Akwule, a newly appointed director of the Company. The options vest 50% on September 15, 2000 and 50% on March 15, 2001 and are exercisable for a period of ten years from the date of the grant. This transaction was exempt from registration pursuant to Rule 701 of the Act.

       * On January 18, 2000, January 19, 2000 and February 7, 2000, holders of the Company's Series B Convertible Preferred Stock converted 100, 100 and 25 of such shares into 42,496, 42,839 and 11,204 shares of Common Stock of the Company, respectively. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

       * On December 10, 1999, iLink issued an aggregate of 14,900,00 shares to the shareholders of 9278 Distributor, Inc., a New York Corporation, in connection with the Merger. This transaction was exempt from registration pursuant to Section 4(2) of the Act.

       * On December 10, 1999, iLink issued 500,000 shares of its common stock at a purchase price of $2.00 per share to one investor. In addition, iLink sold an aggregate of 1,500 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share. The Series B Convertible Preferred Stock is convertible into shares of common stock of the Company based on a per share conversion price equal to 75% of the prevailing market price of the Common Stock for the ten trading days prior to conversion. These transactions were exempt from registration pursuant to Rule 506 of Regulation D of the Act.

       * On June 8, 1999, pursuant to its non-qualified stock option plan, iLink granted non-qualified options to purchase an aggregate of 23,000 shares of Common Stock of iLink, at an exercise price of $5.25 per share, to three employees of iLink. The options vested upon grant and are exercisable for a period of one year from the date of the grant. None of the grantees are currently employed by the Company. This transaction was exempt from registration pursuant to Rule 701 of the Act.

       * On May 25, 1999, iLink issued 250,000 shares of its Common Stock to Marketsource Direct Holdings Ltd., a company controlled by Peter Schriber, who was a director of iLink, as compensation for services rendered to iLink. The deemed value for which this Common Stock was issued was $250 ($0.001 per share). This transaction was exempt from registration pursuant to Section 4(2) of the Act. These shares were subject to a Vesting Agreement. All of these shares were surrendered by the holder to the Company on December 10, 1999.

       * On May 20, 1999, iLink issued 22,259 shares of its Common Stock to Century Capital Management Ltd. as consideration for the acquisition of certain leasehold improvements, furniture and telephone equipment valued at $44,518. The value for which this Common Stock was issued was $44,518 ($2.00 per share). This transaction was exempt from registration pursuant to Section 4(2) of the Act.

       * On April 6, 1999, iLink issued 353,500 shares of its Common Stock to 22 different investors at a price of $1.00 per share for gross cash proceeds to iLink of $353,500. This transaction was exempt from registration pursuant to Rule 504 of Regulation D of the Act.

       * On April 2, 1999, iLink issued 1,300,000 shares of its Common Stock to 4 different investors at a price of $0.05 per share for gross cash proceeds to iLink of $65,000. This transaction was exempt from registration pursuant to Rule 504 of Regulation D of the Act.

       * On March 31, 1999, iLink issued 145 shares of Series A Convertible Preferred Stock to ABDE Holdings Ltd. in consideration for the acquisition of all of the shares of iLink B.C. The deemed value for which this preferred stock was issued was $145,000 ($1,000 per share). This transaction was exempt from registration pursuant to Section 4(2) of the Act.

       * On March 25, 1999, iLink issued 1,590,000 shares of its Common Stock to certain of its directors and employees as compensation for services rendered to iLink and to induce them to remain in iLink's employ and to perform their duties and responsibilities to the best of their abilities. The deemed value of which this Common Stock was issued was $1,590 ($0.001 per share). This transaction was exempt from registration pursuant to Section 4(2) of the Act. These shares were subject to a Vesting Agreement. Subsequently, 1,500,000 of these shares were surrendered by a holder to the Company.

       * On March 25, 1999, iLink issued 300,000 shares of its Common Stock to Century Capital Management Ltd. pursuant to the terms of an engagement letter dated March 25, 1999, between iLink and Century Capital Management Ltd., pursuant to which Century Capital Management Ltd. provides the Company with financial consulting services. The deemed value of this Common Stock was issued was $300 ($0.001 per share). This transaction was exempt from registration pursuant to Section 4(2) of the Act. This engagement letter terminates on March 31, 2000.

       * On March 16, 1999, iLink issued 250,000 shares of its Common Stock to 2 different investors at a price of $0.05 per share for gross cash proceeds to iLink of $12,500. This transaction was exempt from registration pursuant to Rule 504 of Regulation D of the Act.

       * On June 26, 1998, Aquasol merged with Aquasol Technologies, Inc. (formerly AFD Capital Group, Inc.), a Nevada corporation, on the basis of one share of Aquasol's Common Stock for each share of common stock of Aquasol Technologies Inc. then outstanding. As a result of this merger, Aquasol issued 2,080,000 (416,000*) shares of its Common Stock to the stockholders of Aquasol Technologies, Inc., the Nevada corporation. The estimated value for which this Common Stock was issued was $15,650 (ranging from $0.0017 to $0.05 per share). The merger was exempt from registration pursuant to Rule 504 of Regulation D of the Act. Subsequent to the merger, 1,020,000 shares of Aquasol's Common Stock issued to the stockholders of Aquasol Technologies, Inc. were surrendered to Aquasol's treasury for cancellation. Prior to the date of the merger Aquasol Technologies, Inc. had issued the following securities:

         (i) On March 31, 1998, Aquasol Technologies, Inc. issued 80,000 (16,000*) shares of common stock to one investor at a price of $0.05 ($0.25*) per share for gross proceeds of $4,000. This transaction was exempt from registration pursuant to Rule 504 of Regulation D of the Act.

         (ii) On April 1, 1997, Aquasol Technologies, Inc. issued 1,000,000 (200,000*) shares of common stock to five investors at a price of $0.01 ($0.05*) per share for gross proceeds of $10,000. This transaction was exempt from registration pursuant to Rule 504 of Regulation D of the Act.

         (iii) On March 27, 1997, Aquasol Technologies, Inc. issued 1,000,000 (200,000*) shares of common stock to two investors at a price of $0.01 ($0.05*) per share for gross proceeds of $10,000. This transaction was exempt from registration pursuant to
                Section 4(2) of the Act.

       * On January 15, 1998, Aquasol issued 992,000 (198,400*) shares of its Common Stock to the seven stockholders of Aquasol Technologies Inc. (an Alberta corporation) formerly named Noralta Technologies Inc. in exchange for all of the shares of Aquasol Technologies Inc. (the Alberta corporation). This transaction was exempt from registration pursuant to Rule 504 of Regulation D of the Act. On January 15, 1999, this transaction was unwound and Aquasol returned all of the shares of Aquasol Technologies Inc. (the Alberta corporation) to the seven former stockholders of that corporation and Aquasol canceled the 992,000 shares of its Common Stock, which were issued to them.

       * On January 12, 1998, Aquasol issued 4,000,000 (800,000*) shares of its Common Stock to one investor at a price of $0.0001 ($0.0005*) per share for gross proceeds to Aquasol of $400. This transaction was exempt from registration pursuant to Rule 504 of Regulation D of the Act.

       * On January 9, 1998, Aquasol merged with Aquasol Technologies Inc. (a Delaware corporation) on the basis of one share of Aquasol's Common Stock for each share of common stock of Aquasol Technologies Inc. then outstanding. As a result of this merger Aquasol issued 100 (20*) shares of its common stock to the sole stockholder of Aquasol Technologies, Inc., the Delaware corporation. The estimated value for which this Common Stock was issued was $10.00 ($0.10 per share). The merger was exempt from registration by Rule 504 of Regulation D. The 100 shares of common stock outstanding in Aquasol Technologies, Inc., the Delaware corporation, immediately prior to the merger had been issued on December 18, 1997, at a price of $0.10 per share. This transaction was exempt from registration pursuant to Rule 504 of Regulation D of the Act.

       * On December 26, 1997, Aquasol effectuated a plan of share exchange with the holders of shares of Series I common stock issued by STB Corp. on the basis of one share of Aquasol's Common Stock for each one share of Series I common stock outstanding in STB Corp. Pursuant to this transaction Aquasol issued 175,456 (35,091*) shares of its Common Stock to 293 different holders of Series I common stock of STB Corp. The estimated value for which this Common Stock was issued was $175 ($0.0001 per share). This transaction was exempt from registration pursuant to Rule 504 of Regulation D.

       * On December 11, 1997, Aquasol sold 1,500,000 (300,000*) shares of its Common Stock to one investor for gross proceeds to Aquasol of $5,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

----------
* The parenthetical amounts reflect the adjustment for the 1-for-5 reverse stock split which was effective as of February 14, 1999.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 7 of this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's products, fluctuations in pricing for products distributed by the Company and products offered by competitors, as well as general conditions of the telecommunications marketplace.

OVERVIEW

         To date, the Company's principal source of revenue has been the marketing and distribution of prepaid phone cards. The Company markets and distributes branded prepaid phone cards produced by a variety of telecommunications long distance carriers and resellers, as well as private label proprietary prepaid phone cards produced exclusively for the Company by various long distance carriers and/or resellers.

         Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores and discounts stores. The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to the retail outlets. The Company purchases large volumes of branded prepaid phone cards from the long distance carrier or reseller and sells the cards in smaller quantities, together with cards from other carriers and/or private label cards distributed by the Company, to the independent distributor, for ultimate distribution to retailer outlet.

         Branded cards are purchased by the Company at a discount from the face value of the card, and resold to the distributor at a slightly lower discount. The difference between the two discount rates, typically from 1% to 3%, represents the gross margin retained by the Company. Purchases of branded cards by the Company are made on varying terms, from C.O.D. to a net 30 basis, although the majority of the Company's purchases are made on credit terms of 10 days or less. Sales by the Company of its product are generally made on a net 30 basis.

         Private label cards are generally designed and produced by the Company, utilizing card numbers and PINs provided by the telecommunications' carrier or reseller providing the long distance service for the card. The Company incurs the upfront expense of printing the phone cards. However, the Company does not pay the long distance carrier until it activates the cards, which occurs upon the sale by the Company to the distributor. Accordingly, through the use of private label cards, the Company's cost of inventory is significantly reduced, as purchases are effectively made on an as-needed basis. In addition, private label cards generally provide the Company with the ability to achieve a greater gross margin percentage, typically ranging from 3% to 6%.

         The Company is seeking to develop and acquire rights to additional prepaid telecommunications services and other prepaid products or services to diversify its product offerings and increase its overall gross margin.

RESULTS OF OPERATIONS

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net sales increased $56 million to $78 million for the year ended December 31, 1999, up 255% from net sales of $22 million for the year-ended December 31, 1998. The increase in net sales was due to the addition of distributors during the 1999 calendar year, as well as an increase in the number of brands of prepaid phone cards distributed by the Company. During 1999, the Company began actively marketing and distributing private label phone cards.

         Gross profit increased to $2,617,000 in 1999, as compared to $682,000 in 1998, as a result of increased volume. As a percentage of sales, gross profit for 1999 increased 3.35%, as compared to 3.07% for the year ended December 31, 1998. This increase in gross profit was attributable to the addition of higher margin private label cards, slightly offset by the decrease in margins attributable to branded products and increasing competition from additional cards entering the marketplace.

         Operating expenses for the year ended December 31, 1999 increased $2,003,000 to $2,605,000, an increase of 332% over operating expenses of $602,000 for the year ended December 31, 1998. Included in operating expenses for 1999 was a loss of $554,000, attributable to the cancellation of private label phone cards resulting from the closing of a long distance reseller providing telecommunications services for such private label card of the Company, rendering some of the Company's private label cards worthless. In addition, general and administrative expenses increased to $1,202,000 for 1999, as compared to $87,000 for 1998. This increase was primarily due to the increase in salaries, constituting $184,000 in 1999, as compared to $27,000 in 1998, the addition of $125,000 of advertising costs in 1999, as a result of the Company's introduction of its private label cards, and an increase in professional fees to $442,000 in 1999 as compared to $4,000 in 1998. The increase in professional fees was due to legal, accounting and consulting fees incurred primarily in connection with the Merger.

         The Company generated net income of $7,000 for 1999 as compared to $72,000 for the year ended December 31, 1998. The decrease in net income was primarily due to the loss of $554,000 described above and the significant non-recurring professional fees incurred by the Company in connection with its merger activity. For purposes of earnings per share, net income (loss) attributable to common stock reflects a net loss of $368,000. This gives effect to a recognition of a beneficial conversion feature of $375,000 attributable to the outstanding series B convertible preferred stock issued by the Company in December 1999.

     Year Ended December 31, 1998 compared to Year Ended December 31, 1997.

         The Company began substantial operations in 1998. Accordingly, the results of operations for the year ended December 31, 1997 are not comparative to those for the year ended December 31, 1998.

CAPITAL RESOURCES

         At December 31, 1999, the Company had total current assets of approximately $5,179,000. This included $26,000 in cash, $1,302,000 of inventory and $3,821,000 of accounts receivable. The Company's cash balances vary significantly from day-to-day due the large volume of purchases and sales made by the Company from the various prepaid phone cards companies and the numerous distributors to whom the Company sells cards. Due to the shorter credit terms made available to the Company from the telecommunications companies from whom it buys branded cards, as compared to the credit terms made available by the Company to its customers, the Company, from time-to-time, requires infusions of cash in order to maintain its preferential buying/purchasing terms with its carriers. Such cash flow needs are also affected by the timing of large purchases by the Company, which are made by the Company from time-to-time to take advantage of favorable pricing opportunities. To date, the Company has satisfied such cash requirements by loans from its principals and/or private sales of the Company's equity securities. The Company is seeking to secure financing to provide the Company with liquidity to meet its future needs. There can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy it short-term cash flow needs from other sources in the future.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS

Independent Auditors' Report ......................................  F-2
Consolidated Financial Statements
   Balance Sheet at December 31, 1999 .............................  F-3
   Statement of Income
     Years Ended December 31, 1999 and 1998 .......................  F-4
   Statement of Changes in Shareholders' Equity
     Years Ended December 31, 1999 and 1998 .......................  F-5
   Statement of Cash Flows
     Years Ended December 31, 1999 and 1998 .......................  F-6
   Notes to Consolidated Financial Statements .....................  F-7 - F-14

                                                              1700 BROADWAY
FRIEDMAN                                                      NEW YORK, NY 10019
ALPREN &                                                      212-582-1600
GREEN LLP                                                     FAX 212-265-4761
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                  www.nyccpas.com



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

TO THE BOARD OF DIRECTORS OF 9278 COMMUNICATIONS INC.

           We have audited the accompanying consolidated balance sheet of 9278 COMMUNICATIONS INC. AND SUBSIDIARY (formerly 9278 Distributor Inc.) as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 9278 COMMUNICATIONS INC. AND SUBSIDIARY as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                    Friedman Alpren & Green LLP

New York, New York
January 24, 2000, except for
   Note 9, as to which the
   date is March 2, 2000

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS
                                     ------

Current assets
   Cash .......................................................   $    26,192
   Accounts receivable, less allowance for doubtful accounts
     of $125,000 ..............................................     3,820,503
   Inventories ................................................     1,302,171
   Prepaid expenses and other current assets ..................        30,749
                                                                  -----------
           Total current assets ...............................     5,179,615
Property and equipment - at cost, less accumulated
   depreciation and amortization ..............................       349,869
Goodwill, less accumulated amortization of $11,205 ............       593,857
Other assets ..................................................        15,339
                                                                  -----------
                                                                  $ 6,138,680
                                                                  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
   Accounts payable and accrued expenses ......................   $ 2,805,579
   Current maturities of note and advances payable, shareholder     1,633,521
   Current maturities of debt obligations .....................        69,102
   Income taxes payable .......................................         2,000
                                                                  -----------
                                                                    4,510,202
           Total current liabilities
Note payable, shareholder, less current maturities ............     1,000,000
Debt obligations, less current maturities .....................       108,002
                                                                  -----------
                                                                    5,618,204
                                                                  -----------
Commitments and contingencies .................................            --
Shareholders' equity
   Convertible preferred stock
     Class B, $.001 par value; 5,000,000 shares authorized,
       1,500 shares issued and outstanding ....................     1,500,000
   Common stock, $.001 par value; 25,000,000 shares
     authorized, 19,659,629 shares issued and outstanding .....        19,659
   Additional paid-in capital .................................     2,361,382
   Accumulated deficit ........................................    (3,360,565)
                                                                  -----------
                                                                      520,476
                                                                  -----------
                                                                  $ 6,138,680
                                                                  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)
                        CONSOLIDATED STATEMENT OF INCOME
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                           1999           1998
                                                           ----           ----
Net sales ..........................................   $78,089,670   $22,169,108
Cost of sales ......................................    75,472,736    21,486,747
                                                        ----------    ----------
           Gross profit ............................     2,616,934       682,361
                                                        ----------    ----------
Operating expenses
   Selling .........................................       240,255            --
   General and administrative ......................     1,201,585        87,382
   Depreciation and amortization ...................        66,296        22,139
   Loss attributable to major supplier .............       553,547            --
   Provision for doubtful accounts .................       519,962       489,087
   Interest expense ................................        23,454         3,469
                                                        ----------    ----------
                                                         2,605,099       602,077
                                                        ----------    ----------
           Income before income taxes ..............        11,835        80,284

Income taxes .......................................         5,000         8,551
                                                        ----------    ----------
           Net income ..............................   $     6,835   $    71,733
                                                       ===========   ===========
Pro forma income data (unaudited) - 1998
   Income before income taxes as reported ..........                 $    80,284
   Pro forma income taxes ..........................                      40,000
                                                                     -----------
   Pro forma net income ............................                 $    40,284
                                                                      ==========
Basic and diluted earnings (loss) per share ........   $      (.02)  $       -0-
                                                       ===========   ===========
Shares used in the calculation of earnings per share    19,659,629    14,900,000
                                                       ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                  ADDITIONAL                                     RETAINED
                                                COMMON STOCK        PAID-IN        PREFERRED     TREASURY        EARNINGS
                                           SHARES         AMOUNT    CAPITAL          STOCK         STOCK         (DEFICIT)
                                           ------         ------    -------          -----         -----         ---------
Balance, January 1, 1998 ..........           200    $     1,000   $   199,000    $        --   $        --  $         867
Net income for the year ended
  December 31, 1998 ...............            --            --             --             --            --         71,733
                                      -----------   -----------    -----------    -----------   -----------  -------------
Balance, December 31, 1998 ........           200          1,000       199,000             --            --         72,600

Contribution of common shares by
   founding shareholder ...........         22.75             --       350,721             --        350,721            --

Reissuance of treasury shares .....       (22.75)             --            --             --       (350,721)           --

Effective stock split of 74,500
 shares  to 1 at merger ...........    14,899,800         13,900       (13,900)            --            --             --

Effective acquisition of iLink
 excluding contemporaneous
  private placements ..............     4,259,629          4,259       451,061             --            --             --

Issuance of common stock through
  private placement ...............       500,000            500       999,500             --            --             --

Issuance of preferred stock through
  private placement ...............            --             --            --      1,500,000            --             --

Dividends paid and declared .......            --             --            --             --            --     (3,065,000)

Imputed preferred stock dividend
 attributable to the beneficial
  conversion feature ..............            --             --         375,000           --            --       (375,000)

Net income for the year ended
  December 31, 1999 ...............            --            --             --             --            --          6,835
                                      -----------   -----------    -----------    -----------   -----------  -------------
Balance, December 31, 1999 ........    19,659,629    $    19,659   $ 2,361,382    $ 1,500,000   $       -0-  $ ( 3,360,565)
                                      ===========    ===========   ===========    ===========   ===========  =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                               1999           1998
                                                               ----           ----
Cash flows from operating activities
  Net income .........................................   $     6,835    $    71,733
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
       Depreciation and amortization .................        66,296         22,139
       Provision for doubtful accounts ...............       519,962        489,087
       Changes in assets and liabilities
         Accounts receivable .........................    (1,689,999)    (3,084,553)
         Inventories .................................      (917,787)      (334,384)
         Prepaid expenses and other current assets ...       (30,749)            --
         Other assets ................................        (5,339)       (10,000)
         Accounts payable and accrued expenses .......      (132,023)     3,079,234
         Income taxes payable ........................        (6,551)         8,551
                                                         -----------    -----------
           Net cash provided by (used in) operating
             activities ..............................    (2,189,355)       241,807
                                                         -----------    -----------
Cash flows from investing activities
  Cash received in merger ............................         5,410             --
  Acquisition of property and equipment ..............      (122,104)       (14,000)
  Merger transaction costs ...........................       (55,681)            --
                                                         -----------    -----------
           Net cash used in investing activities .....      (172,375)       (14,000)
                                                         -----------    -----------
Cash flows from financing activities
  Advances payable, shareholder ......................       633,521        (29,300)
  Principal payments on debt obligations .............       (45,567)       (39,539)
  Issuance of common stock ...........................     1,000,000        199,000
  Issuance of preferred stock ........................     1,500,000             --
  Dividends paid .....................................    (1,065,000)            --
                                                         -----------    -----------
          Net cash provided by financing activities ..     2,022,954        130,161
                                                         -----------    -----------
Net increase (decrease) in cash ......................      (338,776)       357,968

Cash, beginning of year ..............................       364,968          7,000
                                                         -----------    -----------
Cash, end of year ....................................   $    26,192    $   364,968
                                                         ===========    ===========
Supplemental cash flow disclosures
  Interest paid ......................................   $    16,787    $     3,469
  Income taxes paid ..................................        11,551             --

Noncash investing and financing activities
  Note issued for accrued dividends ..................     2,000,000             --
  Issuance of common stock for net noncash assets
    received in merger ...............................       455,320             --
  Additional paid-in capital arising from contribution
    of treasury shares ...............................       350,721             --
  Transportation and other equipment acquired under
    debt obligations .................................       121,240        140,970

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

         9278 Communications Inc. is the successor consolidated entity formed by the merger, on December 10, 1999, of 9278 Distributor Inc. (the "Company") and its subsidiary, iLink Telecom, Inc. ("iLink"). iLink was originally incorporated in Colorado on December 10, 1997 and was reincorporated in Nevada on July 14, 1998. The Company was incorporated in New York on April 17, 1997.

          Concurrent with the merger, iLink, a publicly held company and the legally surviving parent company, changed its name to 9278 Communications Inc. For accounting purposes, the merger has been treated as a reverse acquisition, with the Company as the acquiror, and is accounted for as a purchase.

          The Company sells telephone cards to small retail establishments and distributors, primarily in the New York, New Jersey and Connecticut areas.

     Acquisition

          The Company consummated the reverse acquisition of iLink on December 10, 1999. The Company's shareholders were issued 14,900,000 iLink shares in exchange for the 200 shares of the Company. For accounting purposes, the shares retained by the original shareholders of iLink, subject to certain adjustments, are treated as being issued by the Company to effect the merger, hence the term "reverse acquisition". These shares were valued at $155,000 based upon an independent valuation of iLink. In addition to the value of these shares, the Company's acquisition cost includes the eight shares (post split equivalent of 596,000 shares) issued to a creditor of iLink valued at $123,330, legal fees of $42,455, and investment banker fees of $13,226, for total acquisition costs of $334,011.

          Concurrent with the closing of the merger, iLink completed two private placements pursuant to which it sold 500,000 new common shares for $1,000,000 and 1,500 convertible preferred shares for $1,500,000.

          Immediately prior to the closing of the merger, the Company declared a $3,000,000 dividend ($15,000 per share), of which $1,000,000 was paid in cash and the balance of $2,000,000 in the form of a two-year promissory note. The payment of $1,000,000 was funded by the private placements consummated as of that date.

                                  (Continued)
                                      F-7

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Also prior to the merger, iLink issued 300,000 shares in satisfaction of $300,000 in debt; issued 190,000 shares for services upon the achievement of certain vesting provisions and also issued 200,000 common shares for advisory and related services in connection with the private placement and merger.

          The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1, 1998:

                                               Year Ended December 31,
                                              -------------------------
                                               1999               1998
                                              ------             ------
               Net sales ...............   $ 78,121,200    $ 22,169,108
               Net earnings (loss) .....     (1,497,438)         48,019
               Earnings (loss) per share           (.08)            -0-


          These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

     Use of Estimates

          Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

     Basis of Presentation

          The accompanying consolidated balance sheet as of December 31, 1999 includes the accounts of the Company and iLink. The related accompanying consolidated statements of income, changes in shareholders' equity and cash flows include the results of operations and cash flows of the Company for the entire year and of iLink for the period beginning December 11, 1999. All significant intercompany transactions and balances have been eliminated.

                                  (Continued)
                                      F-8

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Inventories

          Inventories, which consist of telephone cards, are stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment

          Property and equipment are stated at cost. Depreciation, including depreciation on assets held under capital leases, is computed on accelerated methods over the estimated useful lives of five to seven years. Leasehold improvements are amortized primarily over 39 years.

     Goodwill

          Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction, and is being amortized over 3 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at December 31, 1999.

     Revenue Recognition

          Revenue is recognized at the time of sale.

     Income Taxes

          Prior to the merger with iLink, the Company had elected S Corporation status for Federal and New York State income tax purposes. Under these elections, the Company's taxable income or loss was reportable by the shareholders on their individual income tax returns, and the Company made no provision for Federal income tax. Provisions were recorded for New York State S Corporation tax and New York City General Corporation tax.

          Concurrent with the merger with iLink on December 10, 1999, the S Corporation elections terminated and the Company became subject to all Federal, state and city corporation income taxes.

                                  (Continued)
                                     F-9

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentrations of Credit Risk

          At December 31, 1999, the Company maintained cash balances in two banks. Balances are insured for up to $100,000 by the Federal Deposit Insurance Corporation.

     Earnings Per Share

          Basic earnings per common share for 1999 is calculated by dividing net income (loss) available to common stockholders by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of any potentially dilutive securities, such as stock options or warrants. The Company has no material potentially dilutive securities outstanding.

          The numerator in calculating basic and diluted earnings (loss) per share is reported net income less the beneficial conversion feature of preferred stock. In 1999, reported net income of $6,835 was reduced by the beneficial conversion feature of $375,000 to arrive at net loss attributable to common shareholders totaling $368,165. In 1998, there was no beneficial conversion feature and all of reported net income of $71,733 was available for common shareholders.

          Basic earnings per common share for 1998, which gives retroactive effect to the stock split, has been computed on a pro forma basis by dividing net income by 14,900,000 shares, which represents the number of shares of iLink issued to the shareholders of the Company.

2 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

               Transportation and other equipment
                 under capital leases .......................   $185,970
               Furniture and equipment ......................     39,410
               Automobiles ..................................    154,566
               Computer equipment ...........................     48,799
               Leasehold improvements .......................     15,000
                                                                --------
                                                                 443,745
                 Less - Accumulated depreciation and
                   amortization..............................     93,876
                                                                --------
                                                                $349,869
                                                                ========

          Accumulated depreciation on equipment held under capital leases was $63,653 at December 31, 1999.

                                  (Continued)
                                      F-10

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3 - NOTE AND ADVANCES PAYABLE, SHAREHOLDER

          On December 10, 1999, the Company declared $3,000,000 in dividends, of which $1,000,000 was paid at that time. On December 13, 1999, the Company executed a promissory note for the benefit of the shareholders in the amount of $2,000,000, payable to the Company's chief executive officer, who is also a shareholder. A principal payment of $1,000,000 is due on June 13, 2000, and the second payment is payable on December 13, 2001. However, the final payment is accelerated if the Company's gross revenues exceed $10 million in each of any six consecutive calendar months or exceed $60 million in any six-month period. Management does not anticipate this occurring prior to January 10, 2001. Interest is payable at the time of each principal payment at a rate of 10%. Interest expense accrued at December 31, 1999 was $6,667.

          In addition, the Company's chief executive officer made advances which are noninterest-bearing and due on demand.

4 - DEBT OBLIGATIONS

          In 1999, the Company entered into two automobile loans for $76,240. The loans require total monthly payments of $2,277, including interest at 10%.

          In addition, the Company leases transportation and other equipment under capital leases. Future loan principal and minimum lease payments at December 31, 1999 are as follows:

           Year Ending                                     Capital   Automobile
           December 31,                                    Leases      Loans
           ------------                                    ------    ----------

               2000...................................   $ 58,563     $ 21,423
               2001...................................     38,963       12,346
               2002...................................     11,522       12,842
               2003...................................     11,522       12,521
               2004...................................      6,721        9,507
                                                         --------     --------
               Total minimum loan and lease payments..    127,291       68,639
               Less - Amount representing interest ...     18,826           --
                                                         --------     --------
               Present value of minimum loan and lease
                 payments ............................    108,465       68,639
               Less - Current maturities .............     47,679       21,423
                                                         --------     --------
               Long-term debt obligations ............   $ 60,786     $ 47,216
                                                         ========     ========


          Interest expense on the automobile loans and capital lease obligations for the years ended December 31, 1999 and 1998 was $16,787 and $3,469, respectively.

                                   (Continued)
                                      F-11

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5 - CAPITAL STOCK TRANSACTIONS

          On November 17, 1999, the Company's sole shareholder sold 22.75 of his common shares in the Company to three new shareholders. Of these, 14.75 shares were issued to affiliates of two providers of advisory services. Such services were in large part related to the Company's general merger and business development activities, but had no specific connection to the merger with iLink. The remaining eight shares were issued to a creditor of iLink as consideration for services directly related to the merger. (This creditor subsequently converted $300,000 of loans payable to 300,000 shares of iLink.) The issuance of all of these shares furthered the Company's interest to varying degrees; accordingly, their issuance has been attributed directly to the Company, as if they had first been contributed to the Company by the sole shareholder. These shares were recorded as treasury stock at their fair value and reissued to the three new shareholders. The Company recognized $227,391 of advisory fee expense for the 14.75 shares. The remaining eight shares with a fair value of $123,330 have been added to the Company's acquisition cost for the merger.

6 - RELATED PARTY TRANSACTIONS

          Sales to a customer who is related to an officer were approximately $9,500,000 and $2,208,000 for the years ended December 31, 1999 and 1998, respectively. The amount receivable from this related party at December 31, 1999 and 1998 was approximately $215,000 and $880,000, respectively, all of which had been subsequently collected as of January 24, 2000. On March 2, 2000, the Company entered into a letter of intent to acquire this customer's business (see Note 9).

7 - LITIGATION WITH MAJOR SUPPLIER

          For the year ended December 31, 1999, purchases from one telephone card supplier were approximately 55% of total purchases. In November 1999, the Company commenced an action against this supplier to recover damages resulting from cancellation of telephone cards purchased by the Company. The supplier subsequently countersued. In the Company's opinion, with which its legal counsel concurs, no material liability will result from the countersuit. The Company incurred a loss of $553,547, which was reflected in the fourth quarter of 1999. The Company is doubtful as to the prospects for recovery against such loss. The Company subsequently mitigated, in substantial part, its reliance on this supplier by increasing its purchases from other vendors.

                                  (Continued)
                                      F-12

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8 - COMMITMENTS AND CONTINGENCIES

     Lease Commitments

          The Company was assigned a noncancelable operating lease for warehouse and office space by its chief executive officer. The assignment was structured as a sublease. Approximate future minimum rentals at December 31, 1999 are as follows:

               Year Ending
               December 31,
               ------------
                   2000..............................   $  63,000
                   2001..............................      66,000
                   2002..............................      70,000
                   2003..............................      73,000
                   2004..............................      77,000
                   Thereafter........................     340,000
                                                         --------
                                                         $689,000
                                                         ========

          Rent expense for the years ended December 31, 1999 and 1998 was $68,910 and $16,708, respectively.

     Employment Agreement

          On December 10, 1999, the Company entered into a three-year employment agreement with its chief executive officer. Base salary for each of the three years will be $200,000, $225,000 and $250,000, respectively. At the end of the three-year period, the employment agreement will automatically be extended for an additional year without any action by the Company or the chief executive officer, unless there is a submitted written notice four months prior to expiration of the agreement by either party. In addition to the base salary, the Company will compensate the chief executive officer with cash bonuses and stock option grants based on the Company's economic performance.

     Contracts

          The Company has various commitments with certain vendors requiring minimum periodic purchases. Such contracts are common in the Company's industry.

                                   (Continued)
                                      F-13

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY
                        (FORMERLY 9278 DISTRIBUTOR INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Stock Options

          Prior to the acquisition, iLink had established a non-qualified stock option plan pursuant to which options to acquire a maximum of 500,000 common shares would be granted. On June 9, 1999, the Company granted options to individuals, who were employees at that time, to acquire 23,000 common shares at an exercise price of $5.25. These options are exercisable on June 9, 2000 and expire after that date if not exercised.

9 - SUBSEQUENT EVENTS

          Between January 18, 2000 and February 7, 2000, certain holders of preferred stock converted 225 preferred shares into 96,539 common shares.

          On February 28, 2000, the Company sold the assets acquired in the acquisition of iLink and will recognize a loss on the sale of approximately $400,000, primarily attributable to the write-off of the related goodwill.

          On March 2, 2000, the Company entered into a letter of intent to acquire a company which is owned by a family member of an officer of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On December 28, 1999, the Company dismissed Ernst & Young LLP ("E&Y") as its independent certified public accountant. The reports of E&Y on the Company's financial statements for the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Board of Directors approved the decision to change accountants. During the Company's two most recent fiscal years and subsequent interim periods, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of E&Y would have caused it to make reference to such disagreement in its reports.

         The Company engaged Friedman Alpern & Green LLP ("Friedman") to act as its independent certified public accountant, effective December 28, 1999. During the two most recent fiscal years and subsequent interim periods, the Company has not consulted Friedman regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following persons are our executive officers and directors:


NAME                        AGE                OFFICES HELD
----                        ---                ------------
Sajid Kapadia               25           Chairman, Chief Executive Officer and Director

Amar Bahadoorsingh          29           President, Secretary and Director

Haris Syed                  25           Vice President and Director

Raymond Akwule              44           Director

SAJID KAPADIA. Mr. Kapadia has been the Chairman, Chief Executive Officer and a Director of the Company since December 1999. In October 1996, Mr. Kapadia founded 9278 Distributor Inc., which was merged with and into 9278 Distributor Acquisition Corp., a wholly owned subsidiary of iLink, and served as its President from inception. Prior to this, Mr. Kapadia was involved in several short-term telemarketing positions. Mr. Kapadia has a degree in mechanical engineering from Gandhi Engineering College in Gujrat, India.

AMAR BAHADOORSINGH. Mr. Bahadoorsingh has been the President, Secretary and a director of the Company since December 1999. Prior to the Merger, he was Chief Executive Officer, President, Secretary and a director of iLink, beginning February 1999. Prior to this, Mr. Bahadoorsingh was the Corporate Finance Director for Insync Securities Ltd., from August 1997 through December 1998. Before this, Mr. Bahadoorsingh was President of ABDE Holdings Ltd. from April 1992 through July 1997. Mr. Bahadoorsingh holds a Masters of Business Administration degree from Queen's University, in Ontario, Canada, with a focus on management and marketing strategy.

HARIS SYED. Mr. Syed has been Vice President and a Director of the Company, since December 1999. Prior to this, from November 1996 through December 1999, he was the Vice President of TCI Telecom of NY, a telecom switching and Voice Over Internet Protocol integrator. Prior to this, he was a student, enrolled in the Business Administration and Marketing program at Columbus University in Los Angeles.

RAYMOND AKWULE, PH.D. Dr. Akwule has been a Director of the Company since March 15, 2000. Dr. Akwule is a tenured professor at George Mason University, with more than 18 years of teaching, research and project implementation experience in the fields of telecommunications policy, information technology implementation and mass communication. He is the author of Global Telecommunications: The Technology, Administration and Policies (Butterworth-Heinemann, 1992), used as a text in several major universities in the United States and abroad. Dr. Akwule holds a Doctor of Philosophy degree from Howard University and a Masters of Arts degree and Bachelor of Arts degree from the University of Iowa.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

         Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended December 31, 1999 and 1998 by its Chief Executive Officer. No executive officer of the Company had compensation in excess of $100,000 during the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE


                                                                                 LONG-TERM
NAME AND                                       ANNUAL COMPENSATION          COMPENSATION AWARDS
ANNUAL                                  ----------------------------      ----------------------
PRINCIPAL                                                                 SECURITIES UNDERLYING
POSITION                     YEAR       SALARY      BONUS      OTHER          OPTIONS/SARS
---------                    ----       ------      -----      -----      ----------------------
Sajid Kapadia,
Chairman and                 1999       $ 80,815     $   --     $   --                --
Chief Executive Officer      1998       $ 24,000     $   --     $   --                --


       Set forth below is information with respect to options to purchase the Company's Common Stock granted in the year ended December 31, 1999 and prior years under the Company's Stock Option Plan.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                 NUMBER OF SECURITIES
                              NUMBER OF                          UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                              SHARES                             OPTIONS AT                   IN-THE-MONEY OPTIONS
                              ACQUIRED                           DECEMBER 31, 1999            AT DECEMBER 31, 1999
                              UPON            VALUE              -----------------            --------------------
NAME                  YEAR    EXERCISE        REALIZED        EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                  ----    --------        --------        -----------   -------------    -----------   -------------

Sajid Kapadia         1999      --            $  --               --             --             $  --         $  --
                      1998      --            $  --               --             --             $  --         $  --

EMPLOYMENT AGREEMENTS

         Consulting Agreement with Devmar Holdings Ltd.

         On February 27, 1999, iLink entered into a five-year consulting agreement dated February 27, 1999, with Devmar Holdings Ltd., a company controlled by Mr. Amar Bahadoorsingh, an officer and director of the Company. Pursuant to this consulting agreement the Company agreed to pay Devmar Holdings Ltd. $5,000 per month for management consulting service provided by Mr. Bahadoorsingh. This consulting agreement was terminated as of December 31, 1999.

         Contract with Sajid Kapadia

         On December 10, 1999, the Company entered into an Employment Agreement with Sajid Kapadia. Under the terms of this agreement, Mr. Kapadia will serve as Chairman of the Board and Chief Executive Officer of the Company for an initial term of 3 years, which term will be automatically extended for additional one year periods unless either party submits a notice of non-extension to the other not less than four months prior to the expiration of the term.

         Pursuant to the agreement, Mr. Kapadia shall receive a base salary of $200,000, $225,000 and $250,000 during his first, second and third years of employment, respectively. In addition, during each year of employment Mr. Kapadia shall receive cash bonuses and stock option grants in amounts to be determined by the Company's Board of Directors. The Company shall also lease an automobile for Mr. Kapadia's exclusive use. Mr. Kapadia is entitled to participate in all plans adopted for the general benefit of the Company's employees and executive employees.

         The agreement with Mr. Kapadia automatically terminates upon his death. In addition, the Company can terminate the agreement based on Mr. Kapadia's continued disability, for due cause or without due cause. Mr. Kapadia can terminate his employment for good reason. If the agreement is terminated for death disability or due cause, the Company will pay Mr. Kapadia any unpaid base salary and bonus through the date of termination. If the Company terminates Mr. Kapadia's employment for any other reason, or if he terminates it for good reason, the Company will pay him his base salary for the remaining term of the agreement, but in no event less than 24, nor more than 35 months.

         Mr. Kapadia's agreement contains standard provisions regarding confidentiality and non-competition during the term of his employment.

STOCK OPTION PLAN

         The Company has adopted a Non-Qualified Stock Option Plan. The Option Plan authorizes the issuance of options to purchase up to 500,000 shares of the Company's Common Stock. The Option Plan became effective on June 1, 1999. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Option Plan. The exercise price of the options is determined by the Board of Directors.

         Options granted pursuant to the Option Plan terminate on the date established by the Board of Directors when the options are granted.

         The Option Plan is administered by the Company's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Option Plan and supervise the administration of the Option Plan. In addition, the Board of Directors is empowered to select those persons to whom options are to be granted, to determine the number of shares subject to each grant of an option and to determine when, and upon what conditions or options granted under the Option Plan will vest or otherwise be subject to forfeiture and cancellation.

          In the discretion of the Board of Directors, any option granted pursuant to the Option Plan may include installment exercise terms so that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. In the discretion of the Board of Directors payment for shares of Common Stock underlying options may be paid through the delivery of shares of our Common Stock having an aggregate fair market value equal to the option price, provided that such shares have been owned by the option holder for at least one year prior to the exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors. Options are generally non-transferable except upon death of the option holder.

         The Company's Board of Directors may at any time, and from time to time, amend, terminate, or suspend the Option Plan in any manner it deems appropriate, provided that the amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted.

         The Option Plan is not qualified under Section 401(a) of the Internal Revenue Code, and is not subject to any provisions of the Employee Retirement Income Security Act of 1974. No directors or officers have been granted any incentive stock options.

         On June 9, 1999, iLink granted non-qualified options to purchase an aggregate of 23,000 shares of Common Stock of the Company, at an exercise price of $5.25 per share, to three of its employees. The options vested upon grant and are exercisable for a period of one year from the date of the grant. None of the grantees are currently employed by the Company.

         On March 15, 2000, the Company granted non-qualified options to purchase 25,000 shares of Common Stock of the Company, at an exercise price of $4.00 per share, to Raymond Akwule, a newly appointed director of the Company. The options vest 50% on September 15, 2000 and 50% on March 15, 2001 and are exercisable for a period of ten years from the date of the grant.

DIRECTORS' COMPENSATION

         The Company reimburses its directors for expenses incurred in connection with attending Board meetings but it does not pay director's fees or other cash compensation for services rendered as a director.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

         Section 78.7502 of the Nevada Revised Statutes provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any litigation by reason of the fact that he is or was a director, officer, employee or agent of the corporation, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Any indemnification made under section 78.7502 must be determined to be proper, on a case-by-case basis, by either the Company's stockholders, a quorum of its Board of Directors (excluding any directors named in the action) or by the written opinion of its legal counsel. The Company's Articles of Incorporation and its Bylaws provide for indemnification of its directors, officers, employees or agents against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement if they acted in good faith and reasonably believed their conduct or action to be in the Company's best interest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Each member of the Board of Directors participates in the determination of the level of compensation of the Company's executive officers. Three of such directors, Sajid Kapadia, Amar Bahadoorsingh and Haris Syed, are officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of March 25, 2000 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each director of the Company, (ii) certain executive officers of the Company, (iii) each person known by the Company to be the owner of more than 5% of its outstanding shares of Common Stock and (iv) all executive officers and directors as a group:


NAME AND ADDRESS OF                    NUMBER OF             APPROXIMATE
BENEFICIAL HOLDER                       SHARES           PERCENTAGE OF CLASS
-----------------                       ------           -------------------
Sajid Kapadia ......................   13,455,125               65.8%

Haris Syed .........................       37,500                 *

Amar Bahadoorsingh .................            0                 *

Raymond Akwule(1) ..................            0                 *

All executive officers .............   13,492,625               65.9%
and directors as a group
(4 persons)

----------
* Less than 1%

(1) Does not include 25,000 options to purchase shares of common stock of the Company, which have not vested.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In March 2000, the Company sold an aggregate of 404,000 shares of its Common Stock to seven different investors at a price of $2.00 per share. Sajid Kapadia, the Chairman, Chief Executive Officer and a director of the Company and Haris Syed, the Vice President and a director of the Company, purchased 250,000 and 37,500 shares, respectively. Sohel Kapadia, Mr. Kapadia's brother, also purchased 32,500 shares in this offering.

         In December 1999, iLink agreed to purchase 9278 Distributor Inc., a company controlled by Sajid Kapadia. Mr. Kapadia was not an officer or director of iLink. In connection with the Merger, the shareholders of 9278 Distributor were issued an aggregate of 14,900,000 shares of common stock of the Company, as well as a dividend of $3.0 million, of which $1.0 million was paid in December 1999 and the balance of $2.0 million was in the form of a two-year promissory note. Of such shares, 13,205,125 were issued to Mr. Kapadia. In addition to such shares, Mr. Kapadia was granted proxies to vote an aggregate of 2,150,000 additional shares of common stock of the Company. As a result of such shareholdings and proxies, Mr. Kapadia currently has the right to vote approximately 78% of the outstanding common stock of the Company.

         In December 1999, the Company entered into a sublease agreement with Sajid Kapadia, pursuant to which it subleases the entire premises at 1942 Williamsbridge Road, Bronx, New York as its corporate offices, at an annual rent of $63,000. The rental terms of the sublease agreement are substantially the same as the terms under which Mr. Kapadia leases the space.

         In February 1999, iLink agreed to purchase all of the shares of iLink B.C. from ABDE Holdings Ltd., a company controlled by Amar Bahadoorsingh, the President and a director of the Company, in exchange for 145 shares of our Series A Convertible Preferred Stock. At the time of this agreement Mr. Bahadoorsingh was not a director or officer of iLink. Subsequent to the agreement, Mr. Bahadoorsingh and Peter Schriber were appointed as directors of iLink and the prior director resigned. Upon consummation of the Merger, Mr. Schriber resigned as a director of the Company. Each share of Series A Convertible Preferred Stock entitled ABDE to convert into $1,000 worth of the Company's Common Stock at a 25% discount to the average market price of the Company's Common Stock for the five trading days immediately preceding the conversion. On September 30, 1999, our Board of Directors (with Mr. Bahadoorsingh abstaining) and ABDE agreed to exchange the 145 shares of Series A Preferred Stock for 96,666 shares of the Company's Common Stock. The acquisition of iLink B.C. was valued at $145,000, which was based upon arm's length negotiations between the Company and ABDE, however, no independent appraisal was obtained. ABDE acquired these assets from Revere Communications, Inc. on January 13, 1999 for $123,165.

         iLink entered into a five-year consulting agreement, dated February 27, 1999, with Devmar Holdings, Ltd., which is controlled by Mr. Bahadoorsingh. The agreement provided for monthly payments of $5,000 per month for the consulting services of Mr. Bahadoorsingh. On March 25, 1999, iLink issued 1,500,000 of its restricted common stock to Mr. Bahadoorsingh as compensation for services rendered and to induce Mr. Bahadoorsingh to remain in iLink's employ, which was deemed essential for the Company's future business developments. These transactions were approved by iLink's Board of Directors with Mr. Bahadoorsingh abstaining. Subsequently, the consulting agreement with Devmar Holdings was terminated.

         In March 1999, iLink issued 25,000 shares of the Company's restricted common stock to Peter Schriber, a former officer and director of iLink, and in May 1999, iLink issued 250,000 shares of its restricted common stock to Marketsource Direct Holdings, Ltd., a company controlled by Mr. Schriber, as compensation for services rendered to iLink. The number of shares issued was based upon Mr. Schriber's past services to iLink and to induce his continued employment with iLink, which was deemed to be vital to the Company's future business development. This transaction was approved by the Company's Board of Directors with Mr. Schriber abstaining.

         The 1,500,000 shares issued to Mr. Bahadoorsingh and the 275,000 shares issued to Mr. Schriber referred to above were subject to a Vesting Agreement, dated May 25, 1999. The Vesting Agreement provided for vesting of the shares, if:

         (a)  the Holder remained an officer, director or employee of iLink; and

         (b) (i) certain operating milestones were achieved, or (ii) if iLink was granted a PCS License in Trinidad and Tobago, or (iii) if iLink became subject to a takeover bid. Pursuant to the Vesting Agreement, shares not vested by May 25, 2000 would be forfeited and returned to iLink for cancellation.

         On December 10, 1999, 1,750,000 of such shares were surrendered to the Company by the holders for cancellation and the remaining 25,000 shares, held by Mr. Schriber, vested.

         In March 1999, iLink issued 300,000 shares of the its Common Stock to Century Capital Management Ltd., a company controlled by Andrew Hromyk, a former director of Aquasol, as compensation for services rendered. The agreement with Century Capital also provides for an initial payment of $12,500 and monthly consulting fees of $5,000 for the term of agreement, which is for 12 months. This agreement terminates on March 31, 2000.

         In May 1999, Century Capital assigned its interest in a lease covering certain office space to iLink. The lease was assigned to iLink on the same terms and conditions that existed for Century Capital except that iLink agreed to indemnify Century Capital for any liabilities which may arise under the lease after the assignment and Century Capital was issued 22,259 shares of iLink's Common Stock as consideration for certain leasehold improvements, furniture and telephone equipment. In December 1999, Century Capital agreed to the cancellation of the assignment.

         In March 1999, iLink entered into indemnification agreements with Mr. Bahadoorsingh and Mr. Schriber, two of iLink's directors. In these agreements the iLink agreed to indemnify the directors from and against any and all costs, charges and expenses, however arising, or incurred by either of them in relation to iLink's affairs by reason of them being directors. As required by Nevada corporate law, the indemnification must be determined to be proper, on a case-by-case basis, by either a company's stockholders, a quorum of its Board of Directors, excluding any directors named in the action, or by the written opinion of a company's legal counsel.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements. See Index to Consolidated Financial Statements in
         Item 8 hereof.

    (2)  Financial Statement Schedules.

         None

    (3)  Exhibits.

    EXHIBIT
    NUMBER                    DESCRIPTION OF EXHIBIT
    ------                    ----------------------
    2.1 Agreement and Plan of Merger, dated December 17, 1999, among iLink Telecom, Inc., 9278 Distributors Acquisition Corp. and 9278 Distributor, Inc.***

    3.1 Certificate of Incorporation of the Company, as amended.** a. Amendment to Certificate of Incorporation, dated December 22, 1999.*

    3.2    Bylaws of the Company.**

    4.1    Specimen Common Stock Certificate of the Company.**

    4.2    Non-Qualified Stock Option Plan of the Company.*

    10.1 Employment Agreement, dated December 10, 1999, between the Company and Sajid Kapadia.*

    10.2 Consulting Agreement , dated February 27, 1999, between iLink and Devmar Holdings Ltd.**

    16.1 Letter from Ernst & Young LLP, dated January 10, 2000, addressed to the Securities and Exchange Commission in compliance with Item 304 of Regulation S-K.****

    21.1   Subsidiaries of the Company.*

    27.1   Financial Data Schedule.*


----------
*    Filed herewith
** Incorporated by reference from the Company's registration statement on Form SB-2 (Registration No. 333-84845)
*** Incorporated by reference from the Company's report on Form 8-K, dated December 22, 1999
**** Incorporated by reference from the Company's report on Form 8-K, dated
     December 28, 1999

(b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 1999:

         (1) On December 23, 1999, the Company filed a Current Report on Form 8-K to report a change in control of the Company as a result of the Company consummating a merger among the Company, 9278 Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Corp."), and 9278 Distributor Inc., a New York corporation ("Distributor"), pursuant to which Distributor was merged with and into Acquisition Corp., thereby becoming a wholly-owned subsidiary of the Company. As a result of such Merger, the shareholders of Acquisition Corp. were issued an aggregate of 14,900,000 shares of common stock of the Company, as well as $1,000,000 and a promissory note in the amount of $2,000,000. Of such shares, 13,205,125 were issued to Sajid Kapadia, President and Chief Executive Officer of Distributor. In addition to such shares, Mr. Kapadia was granted proxies to vote an aggregate of 2,150,000 additional shares of common stock of the Company. As a result of such shareholdings and proxies, Mr. Kapadia currently has the right to vote approximately 78% of the outstanding common stock of the Company. In connection with the Merger, certain members of management agreed to forgive 1,750,000 shares of common stock of the Company, which were subject to issuance under existing agreements with the Company. As a result of such transactions, the aggregate number of issued and outstanding shares of the Company increased to 19,659,629 shares.

         (2) On December 29, 1999, the Company filed a Current Report on Form 8-K to report that it had (i) dismissed Ernst & Young LLP as its independent certified public accountant and engaged Friedman Alpern & Green LLP to act as its independent certified public accountant, effective December 28, 1999, (ii) filed a Certificate of Amendment to its Articles of Incorporation, to change its name from iLink Telecom, Inc. to 9278 Communications, Inc., and (iii) changed its fiscal year from February 28 to December 31.

                                   SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               9278 COMMUNICATIONS, INC.

       Date: March  30, 2000              By:/s/ Sajid Kapadia
                                             ---------------------------------
                                             Sajid Kapadia
                                             Chairman, Chief Operating Officer
                                                    and Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Sajid Kapadia                Chairman,                       March 30, 2000
---------------------------      Chief Executive Officer,
Sajid Kapadia                    Principal Executive Officer
                                 and Director


/s/ Amar Bahadoorsingh           President, Principal            March 30, 2000
---------------------------      Accounting and Financial
Amar Bahadoorsingh               Officer and Director


/s/ Haris Syed                   Vice President                  March 30, 2000
---------------------------      and Director
Haris Syed

                                  EXHIBIT INDEX
                                  -------------

    EXHIBIT
    NUMBER                    DESCRIPTION OF EXHIBIT
    ------                    ----------------------

    2.1 Agreement and Plan of Merger, dated December 17, 1999, among iLink Telecom, Inc., 9278 Distributors Acquisition Corp. and 9278 Distributor, Inc.***

    3.2 Certificate of Incorporation of the Company, as amended.** a. Amendment to Certificate of Incorporation, dated December 22, 1999.*

    3.3     Bylaws of the Company.**

    4.2     Specimen Common Stock Certificate of the Company.**

    4.2     Non-Qualified Stock Option Plan of the Company.*

    10.2 Employment Agreement, dated December 10, 1999, between the Company and Sajid Kapadia.*

    10.2 Consulting Agreement , dated February 27, 1999, between iLink and Devmar Holdings Ltd.**

    16.1 Letter from Ernst & Young LLP, dated January 10, 2000, addressed to the Securities and Exchange Commission in compliance with Item 304 of Regulation S-K.****

    21.1    Subsidiaries of the Company.*

    27.1    Financial Data Schedule.*

----------
*    Filed herewith

** Incorporated by reference from the Company's registration statement on Form SB-2 (Registration No. 333-84845)
*** Incorporated by reference from the Company's report on Form 8-K, dated December 22, 1999
**** Incorporated by reference from the Company's report on Form 8-K, dated
     December 28, 1999