Form 10QSB
period 2000-03-31
9278 COMMUNICATIONS INC
filed 2000-05-15
CIK 1081831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2000

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from              to

                      Commission file number: 333-84845

                            9278 COMMUNICATIONS, INC.
                            -------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                    98-0207906
             --------                                    ----------
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

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value - 20,554,772 shares as of May 1, 2000

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

ITEM 1. FINANCIAL STATEMENTS

                            9278 COMMUNICATIONS, INC.
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                                     March 31,     December 31,
                                                                       2000            1999
                                                                    -----------    -----------
                                                                    (Unaudited)
Current assets
     Cash                                                           $   327,792    $    26,192
     Accounts receivable, less allowance for doubtful accounts
         of $340,000 and $125,000                                     4,087,170      3,820,503
     Inventories                                                        927,302      1,302,171
     Prepaid expenses and other current assets                           74,201         30,749
                                                                    -----------    -----------
                      Total current assets                            5,416,465      5,179,615

Property and equipment - at cost, less accumulated
     depreciation and amortization                                      629,255        349,869
Goodwill, less accumulated amortization of $30,724 and $11,205          203,501        593,857
Other assets                                                             28,099         15,339
                                                                    -----------    -----------
                                                                    $ 6,277,320    $ 6,138,680
                                                                    ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
     Accounts payable and accrued expenses                          $ 2,467,213    $ 2,805,579
     Current maturities of note and advances payable, shareholder     1,636,328      1,633,521
     Current maturities of debt obligations                              67,766         69,102
     Income taxes payable                                                 2,000          2,000
                                                                    -----------    -----------
                      Total current liabilities                       3,673,307      4,510,202
Note payable, shareholder, less current maturities                    1,000,000      1,000,000
Debt obligations, less current maturities                               167,798        108,002
                                                                    -----------    -----------
                                                                      4,841,105      5,618,204
                                                                    -----------    -----------

Commitments and contingencies                                                --             --

Shareholders' equity
     Convertible preferred stock
         Class B, $.001 par value; 5,000,000 shares authorized,
             1,075 and 1,500 shares issued and outstanding            1,075,000      1,500,000
     Common stock, $.001 par value; 25,000,000 shares
         authorized, 20,554,772 and 19,659,629 shares issued and
         outstanding                                                     20,554         19,659
     Additional paid-in capital                                       4,193,487      2,361,382
     Accumulated deficit                                             (3,852,826)    (3,360,565)
                                                                    -----------    -----------
                                                                      1,436,215        520,476
                                                                    -----------    -----------
                                                                    $ 6,277,320    $ 6,138,680
                                                                    ===========    ===========

      See accompanying notes to Condensed Consolidated Financial Statements

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                           2000            1999
                                                       ------------    ------------
Net sales                                              $ 16,882,918    $ 10,532,611
Cost of sales                                            16,181,991      10,159,319
                                                       ------------    ------------
                      Gross profit                          700,927         373,292
                                                       ------------    ------------

Operating expenses
     Selling                                                  7,967          21,570
     General and administrative                             481,650         105,493
     Depreciation and amortization                           31,703           8,574
     Provision for doubtful accounts                        263,474              --
     Loss attributable to sale of equipment                 363,367              --
     Interest expense                                        45,027           3,464
                                                       ------------    ------------
                                                          1,193,188         139,101
                                                       ------------    ------------
                      Net income (loss)                $   (492,261)        234,191
                                                       ============    ============
Basic and diluted earnings (loss) per share            $       (.02)   $        .01
                                                       ============    ============
Shares used in the calculation of earnings per share     20,003,337      14,900,000
                                                       ============    ============

      See accompanying notes to Condensed Consolidated Financial Statements

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                           2000         1999
                                                        ---------    ---------
Cash flows used in operating activities                 $(546,097)   $ (19,425)

Cash flows used in investing activities                   (76,843)      (6,800)

Cash flows provided by (used in) financing activities     924,540       (8,294)
                                                        ---------    ---------

Net increase (decrease) in cash                           301,600      (34,519)

Cash, beginning of period                                  26,192      364,968
                                                        ---------    ---------

Cash, end of period                                     $ 327,792    $ 330,449
                                                        =========    =========

Supplemental cash flow disclosures
    Interest paid                                       $   5,027    $   3,464

Noncash investing and financing activities
    Equipment acquired under capital leases                75,000           --

    Common stock issued in exchange
         for advances payable, shareholder                500,000           --


      See accompanying notes to Condensed Consolidated Financial Statements

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1 - BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

    The unaudited condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

    9278 Communications Inc. is the successor consolidated entity formed by the merger, on December 10, 1999, of 9278 Distributor Inc. (the "Company") and iLink Telecom, Inc. ("iLink"). iLink was originally incorporated in Colorado on December 10, 1997 and was reincorporated in Nevada on July 14, 1998. The Company was incorporated in New York on April 17, 1997, and reincorporated in Delaware on May 2, 2000.

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

                                   (Continued)

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    The accompanying consolidated balance sheet as of March 31, 2000 includes the accounts of the Company and iLink. The related accompanying consolidated statements of operations and cash flows include the results of operations and cash flows of the Company for the entire year and of iLink for the periods beginning December 11, 1999. All significant intercompany transactions and balances have been eliminated.

    The Company sells prepaid telephone cards to distributors and small retail establishments, primarily in the New York, New Jersey and Connecticut areas.

    Goodwill

    Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction, and is being amortized over 3 years. The Company periodically re-evaluates its recoverability.

    On February 28, 2000, the Company sold the assets acquired in the acquisition of iLink and recognized a loss on the sale of approximately $363,367, primarily attributable to the write-off of the related goodwill.

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

                                   (Continued)

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Earnings Per Share

    Basic earnings per common share is calculated by dividing net income (loss) available to common stockholders by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of any potentially dilutive securities, such as stock options or warrants. Potentially dilutive securities have been excluded from the calculation of diluted loss per share for the three months ended March 31, 2000, as their effect would have been antidilutive.

3 - CAPITAL STOCK TRANSACTIONS

    Between January 7, 2000 and February 7, 2000, certain holders of the Company's Series B convertible preferred stock converted 425 shares into 191,143 shares of common stock.

    During March 2000, the Company issued an aggregate of 154,000 shares of its common stock to seven different investors at a price of $2.00 per share, for gross proceeds to the Company of $308,000.

    During March 2000 the Company exchanged 250,000 shares of Common Stock for $500,000 of advances from a shareholder.

    On March 15, 2000, the Company issued an aggregate of 300,000 shares of its common stock to six different investors at a price of $2.00 per share, for gross proceeds to the Company of $600,000.


4 - RELATED PARTY TRANSACTIONS

    Sales to a customer who is related to an officer were approximately $1,200,000 and $1,300,000 for the three months ended March 31, 2000 and 1999, respectively. On March 2, 2000, the Company entered into a letter of intent to acquire this customer's business. The acquisition is contingent upon execution of definitive agreements, obtaining financing and completing due diligence review.

                                   (Continued)

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5 - LITIGATION WITH TELEPHONE CARD SUPPLIERS AND DISTRIBUTORS

    In November 1999, the Company commenced an action against a former major supplier to recover damages resulting from cancellation of telephone cards purchased by the Company. The loss totaled $553,547, which was reflected in the fourth quarter of 1999. The Company is doubtful as to the prospects for recovery against such loss. The supplier subsequently countersued. In the Company's opinion, with which its legal counsel concurs, no material liability will result from the countersuit. The Company subsequently mitigated, in substantial part, its reliance on this supplier by increasing its purchases from other vendors.

    In November 1999, a distributor of the Company's prepaid phone cards commenced an action claiming approximately $600,000 based on a purported breach of oral contract by the Company. The Company filed an answer and counterclaimed against the distributor for approximately $600,000 of unpaid invoices due and owing from such distributor to the Company. The Company believes it has meritorious defenses to the claims of the distributor and plans to pursue its claim for unpaid invoices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

    This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new communication products, the impact of competitive products and services, and other risks and uncertainties. These forward-looking statements speak only as of the date hereof and should not be given undue reliance. Actual results may vary significantly from those projected.

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

    Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores and discount stores. The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to the retail outlets. The Company purchases large volumes of branded prepaid phone cards from the long distance carrier or reseller and sells the cards in smaller quantities, together with cards from other carriers and/or private label cards distributed by the Company, to the independent distributor, for ultimate distribution to retail outlets.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    Net sales for the three months ended March 31, 2000 rose 60.2% to $16,882,918, from net sales of $10,532,611 during the three months ended March 31, 1999. Gross profit increased 87.9% during the 2000 period to $700,927 from $373,292 for the 1999 period. The increase in gross profit was due to higher gross profit margins achieved by the sale of private label phone cards, which increased during the current period. Total expenses increased 945% to $1,193,188 in the 2000 period, as compared to $139,101 for the 1999 period. Included in the current period expenses are $363,367 of expense attributable to the sale of the assets of iLink Telecom, a company with which 9278 Communications merged in December 1999. Also included in total expenses was a $263,474 provision for doubtful accounts, which are due from a distributor of the Company with whom the Company is in litigation. In addition, general and administrative expenses for the three months ended March 31, 2000 increased to $481,650, as compared to $105,493 for the period ended March 31, 1999 as a result of the addition of new management personnel and increased legal and accounting costs resulting from the Company becoming a publicly traded company. As a result of the foregoing, the Company generated a net loss of $492,261 during the three months ended March 31, 2000, as compared to net income of $234,191 for the period ended March 31, 1999. Absent the expenses for the provision for doubtful accounts and the expenses attributable to the sale of the iLink assets, the Company would have generated net income for the three months ended March 31, 2000 of $134,580.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000 and December 31, 1999, the Company had total current assets of approximately $5,416,000 and $5,180,000, respectively. At March 31, 2000, this included $328,000 in cash, $927,000 of inventory and $4,087,000 of accounts receivable. At December 31, 1999, cash, inventory and accounts receivable were $26,000, $1,302,000 and $3,821,000, respectively. The Company's cash balances vary significantly from day-to-day due the large volume of purchases and sales made by the Company from the various prepaid phone card companies and the numerous distributors to whom the Company sells cards. Due to the shorter credit terms made available to the Company from the telecommunications companies from whom it buys branded cards, as compared to the credit terms made available by the Company to its customers, the Company, from time-to-time, requires infusions of cash in order to maintain its preferential buying/purchasing terms with its carriers. Such cash flow needs are also affected by the timing of large purchases by the Company, which are made by the Company from time-to-time to take advantage of favorable pricing opportunities. To date, the Company has satisfied such cash requirements by loans from its principals and/or private sales of the Company's equity securities. The Company is seeking to secure financing to provide the Company with liquidity to meet its future needs. There can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy it short-term cash flow needs from other sources in the future.

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    a) On January 7, January 18, January 19 and February 7, 2000, holders of the Company's series B convertible preferred stock converted 200, 100, 100 and 25 shares into 94,604, 42,496, 42,839 and 11,204 shares of the Company's common stock, respectively. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

    b) On March 15, 2000, pursuant to its non-qualified stock option plan, the Company granted non-qualified options to purchase 25,000 shares of its common stock, at an exercise price of $4.00 per share, to Raymond Akwule, the Company's newly appointed director. The options vest 50% on September 15, 2000 and 50% on March 15, 2001 and are exercisable for a period of ten years from the date of the grant.

    c) On March 15, 2000, the Company issued an aggregate of 300,000 shares of its common stock to six different investors at a price of $2.00 per share, for gross proceeds of $600,000. This transaction was exempt from registration pursuant to Rule 506 of Regulation D of the Act.

    d) On March 21, 2000, the Company issued an aggregate of 404,000 shares of its common stock to seven different investors at a price of $2.00 per share, for gross proceeds of $808,000, including $500,000 of debt forgiveness. Two of the investors are officers and directors of the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 24, 2000 the Company held a special meeting of stockholders to consider an agreement and plan of merger between the Company and it's wholly-owned subsidiary, 9278 Communications, Inc., a Delaware corporation (the "Delaware Company"), pursuant to which, among other things, (i) the Company's state of incorporation would change from Nevada to Delaware, (ii) all of the authorized shares of the Company would be converted into an equal number of similar shares of the Delaware Company, and (iii) certain changes in the Company's Certificate of Incorporation would be effectuated, including an increase in the number of authorized shares of common stock of the Company from 25,000,000 to 40,000,000. At the meeting 13,205,425 votes were cast for the merger and no votes were cast against the merger. The merger became effective upon filing of a certificate of merger on May 2, 2000.

ITEM 5. OTHER INFORMATION

    On April 24, 2000 the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, 9278 Communications, Inc., a Delaware corporation (the "Delaware Company") providing for the Company to merge with and into the Delaware Company. The merger became effective upon filing of a Certificate of Merger on May 2, 2000. Upon effectiveness of the merger, among other things, (i) the Company's state of incorporation was changed from Nevada to Delaware, (ii) all of the authorized shares of the Company were converted into an equal number of similar shares of the Delaware Company, and (iii) certain changes in the Company's Certificate of Incorporation took effect, including and increase in the authorized shares of common stock of the Company from 25,000,000 to 40,000,000. At the time of the merger, the Company ceased to exist and the Delaware Company took ownership of all of the Company's assets and assumed all of its liabilities. The surviving company is governed by the Delaware General Corporation Law and the Certificate of Incorporation and Bylaws of the Delaware Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a). Exhibits

    The exhibits in the following table have been filed as part of this quarterly report on Form 10-QSB.

Exhibit
Number                            Description of Exhibit
------                            ----------------------

 2.1 Agreement and Plan of Merger between the Company and its wholly-owned subsidiary, 9278 Communications, Inc., a Delaware corporation

 3.1 Articles of Incorporation of 9278 Communications, Inc., a Delaware corporation

 3.2     Bylaws of 9278 Communications, Inc., a Delaware corporation

 27.1    Financial Data Schedule

         b). Reports on Form 8-K

    1) On January 10, 2000, the Company amended its Current Report on Form 8-K, dated December 28, 1999. It had filed the December 28, 1999 report to report that it had (i) dismissed Ernst & Young LLP as its independent certified public accountant, effective December 28, 1999,
         (ii) engaged Friedman Alpren & Green LLP to act as it independent certified public accountant, effective December 28, 1999, (iii) filed an amendment to its Certificate of Incorporation on December 23, 1999, changing its name from iLink Telecom, Inc. to 9278 Communications, Inc., and (iv) changed its fiscal year end from February 28 to December 31.

    2) On February 22, 2000, the Company amended its Current Report on Form 8-K, dated December 10, 1999. iLink Telecom, Inc. had filed the December 10, 1999 report to report a change in control of iLink as a result of iLink consummating a merger among iLink, 9278 Acquisition Corp., a wholly-owned subsidiary of iLink and 9278 Distributor, Inc. For accounting purposes, the merger was treated as a reverse acquisition, with 9278 Distributor as the acquiror. Included with the report filed on February 22, 2000, were the Financial Statements of 9278 Distributor Inc. for the year ended December 31, 1998 and nine-month period ended September 30, 1998 and 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    9278 Communications Inc.
                                    --------------------------------------------



Date:   May 15, 2000                /s/ Amar Bahadoorsingh
                                    --------------------------------------------
                                    President
                                    (Principal Financial and Accounting Officer)