Form 10QSB/A
period 2000-03-31
9278 COMMUNICATIONS INC
filed 2000-05-17
CIK 1081831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A


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
                                                                    ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
     Accounts payable and accrued expenses                          $ 2,467,213    $ 2,805,579
     Current maturities of note and advances payable, shareholder     1,136,328      1,633,521
     Current maturities of debt obligations                              67,766         69,102
     Income taxes payable                                                 2,000          2,000
                                                                    -----------    -----------
                      Total current liabilities                       3,673,307      4,510,202
Note payable, shareholder, less current maturities                    1,000,000      1,000,000
Debt obligations, less current maturities                               167,798        108,002
                                                                    -----------    -----------
                                                                      4,841,105      5,618,204
                                                                    -----------    -----------

Commitments and contingencies                                                --             --

Shareholders' equity
     Convertible preferred stock
         Class B, $.001 par value; 5,000,000 shares authorized,
             1,075 and 1,500 shares issued and outstanding            1,075,000      1,500,000
     Common stock, $.001 par value; 25,000,000 shares
         authorized, 20,554,772 and 19,659,629 shares issued and
         outstanding                                                     20,554         19,659
     Additional paid-in capital                                       4,193,487      2,361,382
     Accumulated deficit                                             (3,852,826)    (3,360,565)
                                                                    -----------    -----------
                                                                      1,436,215        520,476
                                                                    -----------    -----------
                                                                    $ 6,277,320    $ 6,138,680
                                                                    ===========    ===========


      See accompanying notes to Condensed Consolidated Financial Statements

                     9278 COMMUNICATIONS, INC. AND SUBSIDIARY


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

                    9278 COMMUNICATIONS, INC. AND SUBSIDIARY


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

                    9278 COMMUNICATIONS, INC. AND SUBSIDIARY


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

                                   (Continued)

                    9278 COMMUNICATIONS, INC. AND SUBSIDIARY


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


    On February 28, 2000, the Company sold the assets acquired in the acquisition of iLink and recognized a loss on the sale of $363,367, primarily attributable to the write-off of the related goodwill.


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

                                   (Continued)

                    9278 COMMUNICATIONS, INC. AND SUBSIDIARY


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


4 - RELATED PARTY TRANSACTIONS


    Sales to a customer who is related to an officer were approximately $1,200,000 and $1,300,000 for the three months ended March 31, 2000 and 1999, respectively. On March 2, 2000, the Company entered into a letter of intent to acquire this customer's business. The acquisition is contingent upon execution of a definitive agreement, obtaining financing and completing due diligence review.


                                   (Continued)

                    9278 COMMUNICATIONS, INC. AND SUBSIDIARY


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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999


    Net sales for the three months ended March 31, 2000 rose 60.2% to $16,882,918, from net sales of $10,532,611 during the three months ended March 31, 1999. Gross profit increased 87.9% during the 2000 period to $700,927 from $373,292 for the 1999 period. The increase in gross profit was due to higher gross profit margins achieved by the sale of private label phone cards, which increased during the current period. Total expenses increased 758% to $1,193,188 in the 2000 period, as compared to $139,101 for the 1999 period. Included in the current period expenses are $363,367 of expense attributable to the sale of the assets of iLink Telecom, a company with which 9278 Communications merged in December 1999. Also included in total expenses was a $263,474 provision for doubtful accounts, which are due from a distributor of the Company with whom the Company is in litigation. In addition, general and administrative expenses for the three months ended March 31, 2000 increased to $481,650, as compared to $105,493 for the period ended March 31, 1999 as a result of the addition of new management personnel and increased legal and accounting costs resulting from the Company becoming a publicly traded company. As a result of the foregoing, the Company generated a net loss of $492,261 during the three months ended March 31, 2000, as compared to net income of $234,191 for the period ended March 31, 1999. Absent the expenses for the provision for doubtful accounts and the expenses attributable to the sale of the iLink assets, the Company would have generated net income for the three months ended March 31, 2000 of $134,580.


LIQUIDITY AND CAPITAL RESOURCES


    At March 31, 2000 and December 31, 1999, the Company had total current assets of approximately $5,416,000 and $5,180,000, respectively. At March 31, 2000, this included $328,000 in cash, $927,000 of inventory and $4,087,000 of accounts receivable. At December 31, 1999, cash, inventory and accounts receivable were $26,000, $1,302,000 and $3,821,000, respectively. The Company's cash balances vary significantly from day-to-day due to the large volume of purchases and sales made by the Company from the various prepaid phone card companies and the numerous distributors to whom the Company sells cards. Due to the shorter credit terms made available to the Company from the telecommunications companies from whom it buys branded cards, as compared to the credit terms made available by the Company to its customers, the Company, from time-to-time, requires infusions of cash in order to maintain its preferential buying/purchasing terms with its carriers. Such cash flow needs are also affected by the timing of large purchases by the Company, which are made by the Company from time-to-time to take advantage of favorable pricing opportunities. To date, the Company has satisfied such cash requirements by loans from its principals and/or private sales of the Company's equity securities. The Company is seeking to secure financing to provide the Company with liquidity to meet its future needs. There can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy it short-term cash flow needs from other sources in the future.

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


    c) On March 15, 2000, the Company issued an aggregate of 300,000 shares of its common stock to six different investors at a price of $2.00 per share for gross proceeds of $600,000. This transaction was exempt from registration pursuant to Rule 506 of Regulation D of the Act.

    d) On March 21, 2000, the Company issued an aggregate of 154,000 shares of its common stock to six different investors at a price of $2.00 per share for gross proceeds of $308,000 and exchanged 250,000 shares of its common stock for $500,000 of advances from a shareholder. Two of these individuals are officers and directors of the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Act.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a). Exhibits

    The exhibits in the following table have been filed as part of this quarterly report on Form 10-QSB.


Exhibit
Number                            Description of Exhibit
------                            ----------------------

 2.1 Agreement and Plan of Merger between the Company and its wholly-owned subsidiary, 9278 Communications, Inc., a Delaware corporation*

 3.1 Articles of Incorporation of 9278 Communications, Inc., a Delaware corporation*

 3.2     Bylaws of 9278 Communications, Inc., a Delaware corporation*

 27.1    Financial Data Schedule*




---------------------
  *  Previously filed


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



                                    9278 COMMUNICATIONS, INC.



Date:   May 17, 2000                /s/ Amar Bahadoorsingh
                                    --------------------------------------------
                                    President
                                    (Principal Financial and Accounting Officer)