Form 10QSB
period 2000-06-30
9278 COMMUNICATIONS INC
filed 2000-08-14
CIK 1081831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
--- EXCHANGE ACT OF 1934

                             For the quarterly period ended June 30, 2000
                                                           --------------------

    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
---
                             For the transition period from         to
                                                           ---------  ---------
                             Commission file number: 333-84845
                                                    ---------------------------

                            9278 COMMUNICATIONS, INC.
                            -------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                Delaware                              98-0207906
  ---------------------------------       ------------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                 1942 Williamsbridge Road, Bronx, New York 10461
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 887-9278
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes X  No
   ---   ---
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

Yes    No
   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value - 20,659,772 shares issued and
------------------------------------------------------------
outstanding as of July 31, 2000
-------------------------------


Transitional Small Business Disclosure Format (check one):

Yes    No X
   ---   ---

ITEM 1.       FINANCIAL STATEMENTS

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                                                      June 30,             December 31,
                                                                                        2000                   1999
                                                                                     -----------           ------------
                                                                                     (Unaudited)
Current assets
   Cash                                                                                $   214,587           $    26,192
   Accounts receivable, less allowance for doubtful accounts
     of $380,000 and $125,000                                                            4,807,232             3,820,503
   Inventories                                                                           1,151,854             1,302,171
   Prepaid expenses and other current assets                                                87,976                30,749
                                                                                       -----------           -----------
           Total current assets                                                          6,261,649             5,179,615

Property and equipment - at cost, less accumulated
   depreciation and amortization                                                           618,151               349,869
Goodwill, less accumulated amortization of $50,243 and $11,205                             183,982               593,857
Other assets                                                                                28,099                15,339
                                                                                       -----------           -----------
                                                                                       $ 7,091,881           $ 6,138,680
                                                                                       ===========           ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
   Accounts payable and accrued expenses                                               $ 3,077,350           $ 2,805,579
   Current maturities of note and advances payable, shareholder                            136,328             1,633,521
   Current maturities of debt obligations                                                   55,948                69,102
   Income taxes payable                                                                      2,000                 2,000
                                                                                       -----------           -----------
           Total current liabilities                                                     3,271,626             4,510,202

Note payable, shareholder, less current maturities                                       2,000,000             1,000,000
Debt obligations, less current maturities                                                  157,711               108,002
                                                                                       -----------           -----------
                                                                                         5,429,337             5,618,204
                                                                                       -----------           -----------
Commitments and contingencies                                                               -                     -

Shareholders' equity
   Convertible preferred stock, Class B, $.001 par value;
     5,000,000 shares authorized, 1,075 (2000) and 1,500
     (1999) shares issued and outstanding                                                1,075,000             1,500,000
   Common stock, $.001 par value; 40,000,000 (2000) and 25,000,000 (1999)
     shares authorized, 20,659,772 (2000) and 19,659,629 (1999) shares issued
     and outstanding                                                                        20,659                19,659
   Additional paid-in capital                                                            4,313,382             2,361,382
   Accumulated deficit                                                                  (3,746,497)           (3,360,565)
                                                                                       -----------           -----------
                                                                                         1,662,544               520,476
                                                                                       -----------           -----------
                                                                                       $ 7,091,881           $ 6,138,680
                                                                                       ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                     --------------------------------      -------------------------------
                                                          2000               1999               2000              1999
                                                     -------------      -------------      -------------     -------------
Net sales                                            $  16,857,595      $  13,234,143      $  33,740,513     $  23,766,754

Cost of sales                                           15,820,410         12,775,105         32,002,401        22,934,424
                                                     -------------      -------------      -------------     -------------

           Gross profit                                  1,037,185            459,038          1,738,112           832,330
                                                     -------------      -------------      -------------     -------------

Operating expenses
   Selling                                                 146,546             52,200            154,513            73,770
   General and administrative                              646,038            171,932          1,127,688           277,425
   Depreciation and amortization                            55,740             10,289             87,443            18,863
   Provision for doubtful accounts                          40,000              -                303,474             -
   Loss attributable to sale of equipment                    -                  -                363,367             -
   Interest expense                                         42,532              3,810             87,559             7,274
                                                     -------------      -------------      -------------     -------------

                                                           930,856            238,231          2,124,044           377,332
                                                     -------------      -------------      -------------     -------------

           Net income (loss)                         $     106,329      $     220,807      $    (385,932)    $     454,998
                                                     =============      =============      =============     =============

Basic earnings (loss) per share                      $     .01          $     .01          $     (.02)       $     .03
                                                     =============      =============      =============     =============

Shares used in the calculation of basic
   earnings (loss) per share                            20,152,356         14,900,000         20,301,374        14,900,000
                                                     =============      =============      =============     =============

Diluted earnings (loss) per share                    $       -          $     .01          $     (.02)       $     .03
                                                     =============      =============      =============     =============

Shares used in the calculation of diluted
   earnings (loss) per share                            21,302,023         14,900,000         20,301,374        14,900,000
                                                     =============      =============      =============     =============

See accompanying notes to condensed consolidated financial statements.

                                 9278 COMMUNICATIONS INC. AND SUBSIDIARY

                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                 2000                 1999
                                                             -------------        -------------

 Cash flows provided by (used in) operating activities       $    (539,751)       $     214,588

 Cash flows used in investing activities                          (234,217)             (28,778)

 Cash flows provided by (used in) financing activities             962,363              (16,885)
                                                             -------------        -------------

 Net increase in cash                                              188,395              168,925

 Cash, beginning of period                                          26,192              364,968
                                                             -------------        -------------

 Cash, end of period                                         $     214,587        $     533,893
                                                             =============        =============

 Supplemental cash flow disclosures
   Interest paid                                             $       7,559        $       3,464
   Income taxes paid                                                 4,555                  625

 Noncash investing and financing activities
   Equipment acquired under capital leases                          75,000                -
   Common stock issued in exchange for advances
     payable, shareholder                                          500,000                -
   Common stock issued on conversion of convertible
     preferred stock                                               425,000                -
   Common stock issued for services rendered                        30,000                -


See accompanying notes to condensed consolidated financial statements.

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

          The unaudited condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.


2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

          9278 Communications Inc. is the successor consolidated entity formed by the merger, on December 10, 1999, of 9278 Distributor Inc. (the "Company") and iLink Telecom, Inc. ("iLink"). iLink was originally incorporated in Colorado on December 10, 1997 and was reincorporated in Nevada on July 14, 1998. The Company was incorporated in New York on April 17, 1997 and reincorporated in Delaware on May 2, 2000.

          Concurrent with the merger, iLink, a publicly held company and the legally surviving parent company, changed its name to 9278 Communications Inc. For accounting purposes, the merger has been treated as a reverse acquisition, with the Company as the acquiror, and is accounted for as a purchase.

          The Company consummated the reverse acquisition of iLink on December 10, 1999. The Company's shareholders were issued 14,900,000 iLink shares in exchange for 200 shares of the Company. These shares were valued at $155,000 based on an independent valuation of iLink. In addition to the value of these shares, the Company's acquisition cost includes the eight shares (post-split equivalent of 596,000 shares) issued to a creditor of iLink valued at $123,330, legal fees of $42,455, and investment banker fees of $13,226, for total acquisition costs of $334,011.

                                   (Continued)

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The accompanying condensed consolidated balance sheet as of June 30, 2000 includes the accounts of the Company and iLink. The related accompanying condensed consolidated statements of operations and cash flows include the results of operations and cash flows of the Company for each period presented and of iLink for all periods beginning after December 10, 1999. All significant intercompany transactions and balances have been eliminated.

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

                                   (Continued)

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings Per Share

          Basic earnings per common share is calculated by dividing net income
     (loss) available to common stockholders by the average number of common shares outstanding during each period. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of any potentially dilutive securities, such as stock options or warrants. Potentially dilutive securities have been excluded from the calculation of diluted loss per share for the six months ended June 30, 2000, as their effect would have been antidilutive.


3 - CAPITAL STOCK TRANSACTIONS

          Between January 7, 2000 and February 7, 2000, certain holders of the Company's Class B convertible preferred stock converted 425 shares into 191,143 shares of common stock.

          In March 2000, the Company issued 250,000 shares of common stock in satisfaction of $500,000 in advances from a shareholder.

          In March 2000, the Company issued an aggregate of 454,000 shares of common stock at $2.00 a share, for a total of $908,000.

          In May 2000, the Company issued 30,000 shares of common stock, valued at $30,000, for services rendered.

          On June 8, 2000, the Company issued 75,000 shares of common stock to an investor at $1.20 a share, for a total of $90,000.

4 - STOCK OPTIONS AND WARRANTS

          On June 1, 2000, pursuant to an Employment Agreement between the Company and an officer, the Company issued non-qualified options to purchase 10,000 shares of common stock to such officer, at an exercise price of $4.00 per share. The options vested 100% upon their grant and are exercisable for three years from the date of grant.


                                   (Continued)

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




4 - STOCK OPTIONS AND WARRANTS (Continued)

          On June 13, 2000, in consideration for an officer's agreement to amend the repayment terms of a $2,000,000 Promissory Note, the Company issued to him a warrant to purchase 200,000 shares of the Company's common stock, at an exercise price of $1.625 per share. The warrant vested immediately as to 100% of the shares of common stock underlying the warrant and is exercisable for ten years from the date of grant.

5 - RELATED PARTY TRANSACTIONS

          Sales to a customer who is related to an officer were approximately $3,088,000 and $3,331,000 for the six months ended June 30, 2000 and 1999, respectively. On March 2, 2000, the Company entered into a letter of intent to acquire this customer's business. The acquisition is contingent upon execution of a definitive agreement, obtaining financing and completing a due diligence review.


6 - LITIGATION

          In November 1999, the Company instituted an action against a former major supplier to recover damages resulting from cancellation of telephone cards purchased by the Company. The loss totaled $553,547, which was reflected in the fourth quarter of 1999. The Company is doubtful as to the prospects for recovery of the loss. The supplier subsequently countersued. In the Company's opinion, with which its legal counsel concurs, no material liability will result from the countersuit. The Company subsequently mitigated, in substantial part, its reliance on this supplier by increasing its purchases from other vendors.

          In November 1999, a distributor of the Company's prepaid telephone cards instituted an action for approximately $600,000, based on a purported breach of oral contract by the Company. The Company filed an answer and counterclaim against the distributor for approximately $600,000 of unpaid invoices. The Company believes it has meritorious defenses to the claims of the distributor and plans to pursue its claim for unpaid invoices.

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

     The Company is seeking to develop and acquire rights to additional prepaid telecommunications services and other prepaid products or services to diversify its product offerings and increase its overall gross margin. In the short term, additional costs related to the development or acquisition of such products may have an initial impact on net profits.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Net sales for the six months ended June 30, 2000 rose approximately 42% to $33,740,513, from net sales of $23,766,754 during the six months ended June 30, 1999. Gross profit increased approximately 109% during the 2000 period to $1,738,112 from $832,330 for the 1999 period. The increase in gross profit was due to higher gross profit margins achieved by the sale of private label phone cards, which increased during the 2000 period. Total expenses increased 463% to $2,124,044 in the 2000 period, as compared to $377,332 for the 1999 period. Included in the current period expenses are an aggregate of $409,571 of expenses which were recorded in the first quarter of 2000, $363,367 of which were attributable to the sale of the assets of iLink Telecom, Inc., and $46,204 of which were general and administrative expenses of iLink Telecom, a company with which 9278 Communications merged in December 1999. Also included in total expenses also recorded in the first quarter of 2000 was a $263,474 provision for doubtful accounts, which are due from a distributor of the Company with whom the Company is in litigation. In addition, general and administrative expenses for the six months ended June 30, 2000 increased to $1,127,688, as compared to $277,425 for the period ended June 30, 1999 as a result of the addition of new management personnel, increased legal and accounting costs resulting from the Company becoming a publicly traded company and expenses attributable to new product development projects. As a result of the foregoing, the Company generated a net loss of $385,932 during the six months ended June 30, 2000, as compared to net income of $454,988 for the period ended June 30, 1999. Absent the non-recurring expenses recorded in the first quarter of 2000, the Company would have generated net income for the six months ended June 30, 2000 of $287,113.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000 and December 31, 1999, the Company had total current assets of approximately $6,262,000 and $5,180,000, respectively. At June 30, 2000, this included approximately $215,000 in cash, $1,152,000 of inventory and $4,807,000 of accounts receivable. At December 31, 1999, cash, inventory and accounts receivable were approximately $26,000, $1,302,000 and $3,821,000, respectively. The Company's cash balances vary significantly from day-to-day due to the large volume of purchases and sales made by the Company from the various prepaid phone card companies and the numerous distributors to whom the Company sells cards. Due to the shorter credit terms made available to the Company from the telecommunications companies from whom it buys branded cards, as compared to the credit terms made available by the Company to its customers, the Company, from time-to-time, requires infusions of cash in order to maintain its preferential buying/purchasing terms with its carriers. Such cash flow needs are also affected by the timing of large purchases by the Company, which are made by the Company from time-to-time to take advantage of favorable pricing opportunities. To date, the Company has satisfied such cash requirements by loans from its principals and/or private sales of the Company's equity securities. The Company is seeking to secure financing to provide the Company with liquidity to meet its future needs and to finance growth through acquisitions of competitors and internal expansion of its product lines. There can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy it short-term cash flow needs from other sources in the future.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 333-37654)


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     a). On May 25, 2000, pursuant to an agreement between the Company and Shields Publishing Group, Inc. ("Shields"), the Company issued 30,000 shares of its common stock to Shields as partial consideration for marketing and promotional services to be provided by Shields to the Company, valued at $30,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     b). On June 5, 2000, pursuant to an Employment Agreement between the Company and its Chief Financial Officer, dated June 1, 2000, the Company issued non-qualified options to purchase 10,000 shares of common stock, at an exercise price of $4.00 per share, to such officer. The options vested 100% upon their grant and are exercisable for three years from the date of grant. This transaction was exempt from registration pursuant to Section 4(2) of the Act.

     c). On June 8, 2000, pursuant to a Subscription Agreement between the Company and Ascent Financial Incorporated ("Ascent"), the Company issued 75,000 shares of its common stock to Ascent for an aggregate purchase price of $90,000. This transaction was exempt from registration pursuant to Section 4(2) of the Act.

     d). On June 13, 2000, the Company and Sajid Kapadia, an officer and director of the Company, agreed to amend the repayment terms of a $2,000,000 Promissory Note of the Company held by Mr. Kapadia. As amended such terms provide for principal repayments by the Company of (i) $1,000,000 on September 30, 2001; and (ii) $1,000,000 on September 30, 2002 (the "Final Installment"); provided, however, that (x) if the Company's consolidated gross revenues exceed $10 million in each of any six consecutive calendar months or (y) the Company's consolidated gross revenues with respect to any six-month period exceeds $60 million, then the Final Installment shall be accelerated to the date that is ten
(10) days following the end of the month in which such revenue goal shall have been achieved. In consideration for extending such repayment terms, the Company issued to Mr. Kapadia a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $1.625 per share. The warrant vested immediately as to 100% of the shares of common stock underlying the warrant and is exercisable for ten years from the date of the grant. Mr. Kapadia is an officer and director of the Company. This transaction was exempt from registration pursuant to Section 4(2) of the Act.


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


ITEM 5. OTHER INFORMATION

     a). On April 3, 2000, the Company organized its wholly-owned subsidiary, 9278 Communications, Inc., a Delaware corporation (the "Delaware Company").

     b). On April 24, 2000 the Company entered into an Agreement and Plan of Merger with the Delaware Company, providing for the Company to merge with and into the Delaware Company. The merger became effective upon filing of a Certificate of Merger on May 2, 2000. Upon effectiveness of the merger, among other things, (i) the Company's state of incorporation was changed from Nevada to Delaware, (ii) all of the authorized shares of the Company were converted into an equal number of similar shares of the Delaware Company, and (iii) certain changes in the Company's Certificate of Incorporation took effect, including and increase in the authorized shares of common stock of the Company from 25,000,000 to 40,000,000. At the time of the merger, the Company ceased to exist and the Delaware Company took ownership of all of the Company's assets and assumed all of its liabilities. The surviving company is governed by the Delaware General Corporation Law and the Certificate of Incorporation and Bylaws of the Delaware Company.

     c). On June 1, 2000, the Company entered into an Employment Agreement with Paul Sarcinella, which commenced on June 5, 2000. Under the terms of the agreement, Mr. Sarcinella will serve as the Company's Chief Financial Officer for an initial term of three years, which may be renewed for an additional term of two years if the Company gives notice of its intention to renew at least 90 days prior to the end of the initial term. Pursuant to the Employment Agreement, Mr. Sarcinella receives a base salary of $150,000 during his first year of employment. Upon completion of his first year of employment the Company will pay Mr. Sarcinella a cash bonus of $12,000. In addition, the Company granted Mr. Sarcinella non-qualified options to purchase up to 10,000 shares of its common stock at an exercise price of $4.00 per share, exercisable until June 5, 2003.

     d). As of July 12, 2000, (i) Amar Bahadoorsingh resigned as the Company's President and was appointed Executive Vice President of the Company; (ii) Stuart Feldman was appointed as President of the Company; and (iii) Harris Syed was appointed Chief Operating Officer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a). Exhibits

         The exhibits in the following table have been filed as part of this quarterly report on Form 10-QSB.

Exhibit
Number                     Description of Exhibits
------                     -----------------------
 2.1 Agreement and Plan of Merger between the Company and its wholly-owned subsidiary, 9278 Communications, Inc., a Delaware corporation*

 3.1 Articles of Incorporation of 9278 Communications, Inc., a Delaware corporation*

 3.2 Bylaws of 9278 Communications, Inc., a Delaware corporation*

 10.1       Employment Agreement, dated July 1, 2000, between the
            Company and Paul Sarcinella**

 27.1       Financial Data Schedule***
---------------------
* Incorporated by reference from the Company's quarterly report on Form 10-QSB for the three-month period ended March 31, 2000

** Incorporated by reference from the Company's registration statement on Form SB-2 (Registration Number 333-37654)

***  Filed herewith


     b). Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      9278 COMMUNICATIONS, INC.


Date:   August 14, 2000               /s/ Paul Sarcinella
                                      -----------------------------------
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)