Form 10QSB
period 2000-09-30
9278 COMMUNICATIONS INC
filed 2000-11-14
CIK 1081831

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2000

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _____________ to _____________

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

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                          BANKRUPTCY PROCEEDINGS DURING
                             THEPRECEDING FIVE YEARS

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

          Common Stock, $.001 par value - 21,030,073 shares issued and outstanding as of November 10, 2000

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

ITEM 1. FINANCIAL STATEMENTS

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                   September 30,           December 31,
                                                                                        2000                   1999
                                                                                   --------------         --------------
                                                                                     (Unaudited)
Current assets
   Cash                                                                            $      311,147         $       26,192
   Accounts receivable, less allowance for doubtful accounts
     of $380,000 and $125,000                                                           5,453,031              3,820,503
   Inventories                                                                          2,086,342              1,302,171
   Prepaid expenses and other current assets                                               16,662                 30,749
                                                                                   --------------         --------------
           Total current assets                                                         7,867,182              5,179,615

Property and equipment - at cost, less accumulated
   depreciation and amortization                                                          632,180                349,869

Goodwill, less accumulated amortization of $69,762 and $50,243                            164,463                593,857

Other assets                                                                               28,099                 15,339
                                                                                   --------------         --------------
                                                                                   $    8,691,924         $    6,138,680
                                                                                   ==============         ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                            $    4,638,667        $    2,805,579
   Current maturities of note and advances payable, shareholder                          1,071,329             1,633,521
   Current maturities of debt obligations                                                   47,948                69,102
   Income taxes payable                                                                      2,000                 2,000
                                                                                    --------------        --------------
           Total current liabilities                                                     5,759,944             4,510,202

Note payable, shareholder, less current maturities                                       1,000,000             1,000,000

Debt obligations, less current maturities                                                  142,211               108,002
                                                                                    --------------        --------------
                                                                                         6,902,155             5,618,204
                                                                                    --------------        --------------

Commitments and contingencies                                                               -                     -

Shareholders' equity
   Convertible preferred stock, Class B, $.001 par value;
     5,000,000 shares authorized, 975 (2000) and 1,500
     (1999) shares issued and outstanding                                                  975,000             1,500,000
   Common stock, $.001 par value; 40,000,000 (2000) and 25,000,000 (1999)
     shares authorized, 20,815,124 (2000) and 19,659,629 (1999) shares issued
     and outstanding                                                                        20,814                19,659
   Additional paid-in capital                                                            4,438,227             2,361,382
   Accumulated deficit                                                                  (3,644,272)           (3,360,565)
                                                                                    --------------        --------------
                                                                                         1,789,769               520,476
                                                                                    --------------        --------------
                                                                                    $    8,691,924        $    6,138,680
                                                                                    ==============        ==============

See accompanying notes to condensed consolidated financial statements.

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                     --------------------------------      -------------------------------
                                                          2000               1999               2000              1999
                                                     -------------      -------------      -------------     -------------
Net sales                                            $  20,032,204      $  43,231,908      $  53,772,717     $  66,998,662

Cost of sales                                           18,891,100         42,636,844         50,893,501        65,571,268
                                                     -------------      -------------      -------------     -------------
           Gross profit                                  1,141,104            595,064          2,879,216         1,427,394
                                                     -------------      -------------      -------------     -------------

Operating expenses
   Selling                                                 189,915            162,446            344,428           236,216
   General and administrative                              748,130            710,595          1,875,818           988,020
   Depreciation and amortization                            42,834             21,716            130,277            40,579
   Provision for doubtful accounts                            -                  -               303,474              -
   Loss attributable to sale of equipment                     -                  -               363,367              -
   Interest expense                                         50,000              2,888            137,559            10,162
                                                     -------------      -------------      -------------     -------------
                                                         1,030,879            897,645          3,154,923         1,274,977
                                                     -------------      -------------      -------------     -------------

           Net income (loss) before
             income taxes                                  110,225           (302,581)          (275,707)          152,417

Income taxes                                                 8,000             16,000              8,000            16,000
                                                     -------------      -------------      -------------     -------------
           Net income (loss)                         $     102,225      $    (318,581)     $    (283,707)    $     136,417
                                                     =============      =============      =============     =============
Basic earnings (loss) per share                      $       -          $        (.02)     $        (.01)    $         .01
                                                     =============      =============      =============     =============
Shares used in the calculation of basic
   earnings (loss) per share                            20,561,849         14,900,000         20,583,983        14,900,000
                                                     =============      =============      =============     =============
Diluted earnings (loss) per share                    $       -          $        (.02)     $        (.01)    $         .01
                                                     =============      =============      =============     =============
Shares used in the calculation of diluted
   earnings (loss) per share                            21,740,599         14,900,000         20,583,983        14,900,000
                                                     =============      =============      =============     =============

See accompanying notes to condensed consolidated financial statements.

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                          2000         1999
                                                        ---------    ---------
 Cash flows used in operating activities                $(309,877)   $(117,502)

 Cash flows used in investing activities                 (279,031)    (107,104)

 Cash flows provided by financing activities              873,863      205,762
                                                        ---------    ---------
 Net increase (decrease) in cash                          284,955      (18,844)

 Cash, beginning of period                                 26,192      364,968
                                                        ---------    ---------
 Cash, end of period                                    $ 311,147    $ 346,124
                                                        =========    =========
 Supplemental cash flow disclosures
   Interest paid                                        $  17,559    $  10,162
   Income taxes paid                                       15,120        3,000

 Noncash investing and financing activities
   Equipment acquired under capital leases                 75,000       45,000
   Automobile partially financed with loan payable          -           57,940
   Common stock issued in satisfaction of certain
     advances payable, shareholder                        500,000        -
   Common stock issued on conversion of convertible
     preferred stock                                      525,000        -
   Common stock issued for services rendered               55,000        -

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

         The unaudited condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.

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

         The accompanying condensed consolidated balance sheet as of September 30, 2000 includes the accounts of the Company and iLink. The related accompanying condensed consolidated statements of operations and cash flows include the results of operations and cash flows of the Company for each period presented and of iLink for all periods beginning after December 10, 1999. All significant intercompany transactions and balances have been eliminated.

                                  (Continued)

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The Company sells prepaid telephone cards to distributors and small retail establishments, primarily in the New York, New Jersey and Connecticut areas.

    Goodwill

         Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction, and is being amortized over three years. The Company periodically re-evaluates its recoverability.

         On February 28, 2000, the Company sold certain assets acquired in the acquisition of iLink and recognized a loss on the sale of $363,367, primarily attributable to the write-off of the related goodwill.

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

    Earnings Per Share

         Basic earnings per common share is calculated by dividing net income
    (loss) available to common stockholders by the average number of common shares outstanding during each period. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of any potentially dilutive securities, such as stock options or warrants. Potentially dilutive securities have been excluded from the calculation of diluted loss per share for the nine months ended September 30, 2000, as their effect would have been antidilutive.

    Effects of Recently Issued Accounting Pronouncements

         In September 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal quarters beginning after June 15, 2000. We currently do not use derivative instruments as defined by SFAS Nos. 133 and
    138. If we continue to not use these derivative instruments, these statements will have no effect on our results of operations or our consolidated financial position.

                                  (Continued)

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements effective for all transactions on or after January 1, 2000. The Company does not believe that the adoption of SAB 101 in the fourth quarter of 2000 will have a material effect on the Company's financial results.

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

         In September 2000, the Company issued 25,000 shares of common stock, valued at $25,000, for services rendered.

         On September 14, 2000, a holder converted 100 shares of the Company's Class B convertible preferred stock into 130,352 shares of common stock.

         Between November 9, 2000 and November 10, 2000, certain holders of the Company's Class B convertible preferred stock converted 200 shares into 214,949 shares of common stock.

                                  (Continued)

                     9278 COMMUNICATIONS INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4 - STOCK OPTIONS AND WARRANT

         On March 15, 2000, the Company issued 10 year non-qualified options to purchase 25,000 shares of common stock, at an exercise price of $4.00 per share to a director of the Company. The options vested as to 50% of the underlying shares on September 15, 2000 and will vest as to the remaining shares on March 15, 2001.

         On June 1, 2000, pursuant to an employment agreement between the Company and an officer, the Company issued three year non-qualified options to purchase 10,000 shares of common stock, at an exercise price of $4.00 per share. The options vested 100% upon their grant and are exercisable for three years from the date of grant.

         On June 13, 2000, in consideration for an officers' agreement to amend the repayment terms of a $2,000,000 promissory note, the Company issued him a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $1.625 per share. The warrant vested immediately as to 100% of the shares of common stock underlying the warrant and is exercisable for ten years from the date of grant.

5 - RELATED PARTY TRANSACTIONS

         Sales to a customer who is related to an officer were approximately $4,567,000 and $9,075,000 for the nine months ended September 30, 2000 and 1999, respectively. On March 2, 2000, the Company entered into a letter of intent to acquire this customer's business. The acquisition is contingent upon execution of a definitive agreement, obtaining financing and completing a due diligence review.

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

7 - SUBSEQUENT EVENT

         The Company entered into an agreement with Rapid Release Research, LLC, a company that is in the business of providing services for management consulting, business advisory, shareholder information and public relations. The services will be used to inform the public of the potential investment merit and potential of the company and its securities, thereby increasing investor recognition and market liquidity and improving shareholder value, and to assist the Company in acquisitions, mergers and/or other financial transactions.

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

RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net sales for the nine months ended September 30, 2000 declined approximately 20% to $53,772,717 from net sales of $66,998,662 during the nine months ended September 30, 1999. The decline in net sales was primarily due to an unusually large net sales volume during the third quarter of 1999 during which the Company sold a significant number of low margin private label cards. During the third quarter of 2000, the Company refined its product selection and eliminated many of the lower margin, higher risk products from its inventory. Accordingly, net sales for the third quarter of 1999 and 2000 were $43,321,908 and $20,032,204, respectively. Gross profit increased approximately 102% during the nine months ended September 30, 2000 to $2,879,216 from $1,427,394 for the corresponding 1999 period. The increase in gross profit was due to higher gross profit margins achieved by the sale of private label phone cards, which increased during the 2000 period. For the third quarter of 2000, gross profit increased to $1,141,104 as compared to $595,064 for the corresponding 1999 period, despite a 54% decline in net sales from the 1999 period to the 2000 period. Total expenses increased 147% to $3,154,923 in the nine months ended September 30, 2000, as compared to $1,274,977 for the corresponding 1999 period. Included in the current period expenses are an aggregate of $409,571 of expenses of iLink Telecom, a company with which 9278 Communications merged in December 1999, which were recorded in the first quarter of 2000. These include $363,367 attributable to the sale of the assets of iLink Telecom and $46,204 of general and administrative expenses of iLink Telecom. Also included in total expenses during the 2000 period was a $263,474 provision for doubtful accounts, which are due from a distributor of the Company with whom the Company is in litigation. In addition, general and administrative expenses for the nine months ended September 30, 2000 increased to $1,875,818, as compared to $988,020 for the nine months ended September 30, 1999 as a result of the addition of new management personnel, increased legal and accounting costs resulting from the Company becoming a publicly traded company and expenses attributable to new product development projects. As a result of the foregoing, the Company generated a net loss of $283,707 during the nine months ended September 30, 2000, as compared to net income of $136,417 for the nine months ended September 30, 1999. Absent the non-recurring expenses recorded in the first quarter of 2000, the Company would have generated net income for the nine months ended September 30, 2000 of $389,338. For the three months ended September 30, 2000, the Company generated net income of $102,225 as compared to a net loss of $318,581 for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000 and December 31, 1999, the Company had total current assets of approximately $7,867,000 and $5,180,000, respectively. At September 30, 2000, this included approximately $311,000 in cash, $2,086,000 of inventory and $5,453,000 of accounts receivable. At December 31, 1999, cash, inventory and accounts receivable were approximately $26,000, $1,302,000 and $3,821,000, respectively. The Company's cash balances vary significantly from day-to-day due to the large volume of purchases and sales made by the Company from the various prepaid phone card companies and the numerous distributors to whom the Company sells cards. Due to the shorter credit terms made available to the Company from the telecommunications companies from whom it buys branded cards, as compared to the credit terms made available by the Company to its customers, the Company, from time-to-time, requires infusions of cash in order to maintain its preferential buying/purchasing terms with its carriers. Such cash flow needs are also affected by the timing of large purchases by the Company, which are made by the Company from time-to-time to take advantage of favorable pricing opportunities. To date, the Company has satisfied such cash requirements by loans from its principals and/or private sales of the Company's equity securities. The Company is seeking to secure financing to provide the Company with liquidity to meet its future needs and to finance growth through acquisitions of competitors and internal expansion of its product lines. There can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy it short-term cash flow needs from other sources in the future.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Legal proceedings are incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 333-37654)

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    a) In September 2000, pursuant to a Subscription Agreement between the Company and Ascent Financial Incorporated ("Ascent"), the Company issued 25,000 shares of its common stock to Ascent for an aggregate purchase price of $25,000. This transaction was exempt from registration pursuant to
    Section 4(2) of the Securities Act of 1933, as amended (the "Act").

    b) Between September 14, 2000 and November 10, 2000, certain holders of the Company's series B convertible preferred stock converted 300 shares into 345,301 shares of the Company's common stock. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits

         The exhibits in the following table have been filed as part of this quarterly report on Form 10-QSB.

Exhibit
Number      Description of Exhibits
------      -----------------------

3.1 Articles of Incorporation of 9278 Communications, Inc., a Delaware corporation*

3.2         Bylaws of 9278 Communications, Inc., a Delaware corporation*

27.1        Financial Data Schedule**

--------------
   * Incorporated by reference from the Company's quarterly report on Form 10-QSB for the three-month period ended March 31, 2000
  **  Filed herewith

    b)   Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               9278 COMMUNICATIONS, INC.


Date:  November 14, 2000       By /s/ Paul Sarcinella
                                  -------------------
                                  Paul Sarcinella
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)