Form 10KSB
period 2000-12-31
9278 COMMUNICATIONS INC
filed 2001-04-17
CIK 1081831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         For the transition period from _________ to __________

                         Commission file number: 333-37654

                            9278 COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
               (Name of small business registrant in its charter)

          DELAWARE                                  98-0207906
-------------------------------------    ---------------------------------------
   (State or jurisdiction of                     (I.R.S. Employer
  incorporation or organization)              Identification Number)

                 1942 WILLIAMSBRIDGE ROAD, BRONX, NEW YORK 10461
                                 (718) 887-9278
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each                  Name of each exchange on which registered

          None                                    Not applicable
-----------------------------         ------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------

       Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       The registrant's revenues for its most recent fiscal year were $80,763,042.

       The aggregate market value of the voting and non-voting stock held by non-affiliated stockholders of the registrant, as of March 30, 2001, was $6,788,814.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

       The number of shares outstanding of the registrant's common stock, as of March 30, 2001, was 23,593,173.

       Transitional Small Business Disclosure Format (Check one): Yes   ; No X
                                                                      --     --

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.           Description of Business.

General

         We are a value-added integrator of telecommunications services and technologies, specializing in the distribution of prepaid phone cards. We offer over 125 different prepaid card products, including 35 private label cards, through a network of over 500 private distributors, primarily in the New York, New Jersey, Connecticut and Washington, D.C. markets, servicing approximately 80,000 retail outlets.

         We plan to introduce several new telecommunications related products into our growing distribution channels, including prepaid wireless products and prepaid internet services, and to expand upon our existing business relationships with the United States telecommunications companies and large national prepaid card providers we work with. Further, with the coming launch of our e-commerce services website, we will provide sales and access to retail customers, support for our existing distributors and a mechanism for establishing new markets for our products.

Corporate Background

         On December 10, 1999, 9278 Distributor Inc., a New York corporation involved in the distribution of prepaid phone cards, was merged with and into a nominee subsidiary of iLink Telecom, Inc., a publicly held Nevada corporation. For accounting purposes, the merger was treated as a reverse acquisition. The shareholders of 9278 Distributor Inc. were issued an aggregate of 14,900,000 shares of iLink's common stock, constituting 74.8% of the outstanding shares of iLink, as well as a dividend of $3.0 million, of which $1.0 million was paid in December 1999 and the balance of $2.0 million was in the form of a two-year promissory note. On December 22, 1999, we changed our name to 9278 Communications, Inc.

         On April 24, 2000 we merged with our wholly-owned subsidiary, 9278 Communications, Inc., a Delaware corporation. The merger became effective upon filing of a certificate of merger on May 2, 2000. Upon effectiveness of the merger, among other things: (i) our state of incorporation was changed from Nevada to Delaware, (ii) all of our authorized shares were converted into an equal number of similar shares of the Delaware company, and (iii) certain changes in our Certificate of Incorporation took effect, including an increase in the number of authorized shares of our common stock from 25,000,000 to 40,000,000.

Recent Developments

         In October, 2000, in order to expand our services into the Virginia, Maryland and Washington, D.C. markets, we commenced operations in our Silver Springs, Maryland sales facility.

         On December 8, 2000, we acquired Reliable Networks, Inc., a leading distributor of prepaid phone cards in the New York metropolitan area. Reliable Networks will continue to operate, as a wholly-owned subsidiary of ours, from its Queens, New York location and will offer an increased array of phone card products, including many of the private label products currently marketed by us. We believe that the addition of Reliable will increase our revenues, expand our geographic scope and increase our product offerings and the number of retail outlets serviced by our distribution network. As a result of the acquisition, the sole shareholder of Reliable was issued: (i) a cash payment in the amount of $1.0 million, (ii) 1,000,000 shares of our common stock, and (iii) three promissory notes, in the aggregate amount of

$1.0 million. Up to an additional 1,000,000 shares of common stock may be issued pursuant to the merger agreement, under certain circumstances.

         In January 2001, in order to expand our services into the Connecticut and Massachusetts markets, we commenced operations in our Bridgeport, Connecticut sales facility.

Industry Overview

         Prepaid phone cards have been widely used throughout Europe and Asia for more than fifteen years. Currently being issued in over 140 countries, the prepaid phone card market has grown to an estimated $20 billion dollar worldwide industry.

         Prepaid phone cards were introduced into the North American marketplace by small long distance consolidators and resellers, who purchase a high volume of long distance minutes from major carriers at rates significantly lower than those that could be obtained by individuals and small businesses and resell those minutes to their established customer base. Originally introduced to meet very specific telephony applications, prepaid services have evolved into a widely accepted solution by both businesses and consumers. More recently, major long distance carriers such as AT&T, WorldCom and Sprint have committed considerable resources to the prepaid phone card market.

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

         Most domestic prepaid cards utilize remote memory technology, which permits users to place local, long distance and international calls from any touch-tone phone by dialing a toll-free or local access number to connect to a prepaid phone card switching platform. After being prompted to enter a PIN, the caller is advised of the value remaining on the card and is prompted to enter the telephone number to be called. The call is then routed to its destination. The per-minute charges for the call are automatically deducted from the prepaid account corresponding to the PIN as the call progresses.

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

         The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to the retail outlets. Typically, a wholesale distributor, like us, purchases large quantities of prepaid phone cards from a long distance carrier or reseller, and sells the cards in smaller quantities, together with cards from other carriers, to the independent distributor for ultimate distribution to the retail outlet. The discount from face value at which cards are bought and sold by the participants in the distribution chain varies depending upon the carrier and the features of the card, such as local versus toll free dial-up access, or the rates and geographic regions for which the card can be used.

Products and Services

         We are primarily a wholesale distributor of prepaid phone cards, distributing over 125 different types of prepaid phone cards issued from over 60 telecommunications carriers, including 35 private label cards. The long distance rates available to users of these cards are between 10% and 50% less than the rates for international calls placed by traditional methods. Generally, each type of prepaid phone card is available in $5, $10 and $20 denominations. With the exception of the private label phone cards, which we print and activate ourselves, we purchase pre-printed, pre-activated phone cards from each of the applicable telecommunications carriers and distribute the cards through our network of over 500 independent distributors, predominantly in the New York, New Jersey, Connecticut and Washington, D.C. markets.

         We distribute prepaid phone cards for most of the major telecommunications carriers, including PT-1 Communications, WorldCom, Qwest Communications and AT&T. Sales of phone cards supplied by each of WorldCom and PT-1 constituted over 10% of our sales in 2000. Other than WorldCom and PT-1, there was no company whose products accounted for in excess of 10% of our sales in 2000. Sales of phone cards supplied by Cominex, LLC constituted approximately 55% of our sales in 1999. In September 1999, we stopped purchasing products from Cominex and have subsequently increased our purchases from other carriers to offset these quantities. Other than Cominex, there was no company whose products accounted for in excess of 10% of our sales in 1999.

         Included in our offering of over 125 prepaid phone cards are 35 private label cards, serviced by over 10 different long distance carriers, including, "New York Call" and "Reliable Express Connect," which are serviced by World Access, and "Absolute," "Guyana," and "Bollywood," which are serviced by WorldCom. We develop each of these private label cards in conjunction with the applicable carrier. Generally, we determine the design, rates and target market of the cards based upon our perception of market demand. Private label cards serve as lucrative promotional items and can also be used to help generate brand name awareness. These private label cards are exclusive to us and, unlike the other types of prepaid phone cards which we distribute, we control the discounts for these products, leading to higher margins. Private label cards constituted over 60% of our sales in the years 1999 and 2000.

         Our retail customers can use the prepaid phone cards we distribute at any touch tone telephone by dialing an access number, followed by a PIN assigned to each card and the telephone number the customer seeks to reach. The carrier's switch completes the call, and its debit card platform reduces the outstanding balance of the card during the call. We believe that many of our customers use prepaid cards as their primary means of making long distance calls due to:

         o        Attractive rates;

         o        Reliable service;

         o        Ease of monitoring and budgeting long distance spending; and

         o The appealing variety of calling cards offered to different market segments.

         One of our focuses has been on distribution in certain ethnic markets in the U.S. that generate high levels of international traffic to specific countries. As a result, we have become one of the premiere phone card distribution channels in the New York City area, which has many such ethnic markets. Recent immigrants and members of ethnic communities are heavy users of international long distance, given their desire to keep in touch with family members and friends back home. In addition, recent immigrants often do not have established credit histories necessary to establish accounts with traditional long distance carriers. An example of one of our products marketed to a specific ethnic group is the Bollywood Phone Card, from which we generated over $15,000,000 in revenues in both 1999 and 2000. There are approximately 465,000 Indians, Pakistanis, and Bengalis residing in the vicinity of New York City. The Bollywood Phone Card is designed for and has become a household name for peoples from the sub-continent of India, who, by using the card to place long distance calls to that region, receive deep discounts on rates.

         We have over 500 independent wholesalers and retailers throughout the New York, New Jersey, Connecticut and Washington D.C. areas and are continually seeking to add distributors in other areas. These customers serve as a network, purchasing cards from us and further distributing them to approximately 80,000 retail outlets. Generally, each customer operates on a net 30 payment cycle. In 2000, none of our customers accounted for over 10% of our revenues. In 1999, one of our customers, Sohel Distributor, Inc., accounted for over 10% of our revenues. Sohel Distributor Inc., is owned by the brother of our Chief Executive Officer and controlling stockholder.

Strategy

         Our goal is to become a broad-based, value added telecommunications services corporation, providing the customer with a full range of services. We plan to extend our distribution and add a host of telecom related products into our growing distribution channels, including:

         o        Prepaid wireless phones;

         o        Collect calling;

         o        Prepaid local dial tone;

         o        Point-of-sale terminals; and

         o        Money transfer machines.

         We are implementing both a business-to-business and retail e-commerce strategy that will expand the geographic reach of our distribution, create operational efficiencies and ultimately increase margins. Use of this service will enable the various participants in our distribution chain to access us through a dynamic, internet-based supply chain management interface, permitting the user to interact with all aspects of our purchasing, manufacturing, inventory and payment processing functions. We intend to launch this service in the second quarter of 2001.

         We anticipate substantial growth in our client base and market share of the prepaid card industry through internal expansion and by strategic acquisition of other distributors. The competition's fragmented approach has improved market accessibility without truly creating stable brand awareness and distribution chain efficiency. We believe that this presents the opportunity for us to secure a significant share of the North American market.

         We plan to introduce several new telecommunications related products, including prepaid wireless services and collect calling, and expand upon existing business relationships with the U.S. telecommunications companies and the large national prepaid card providers we work with. We will offer assistance in developing these companies' consumer product/value-added service offerings. These products will be distributed through our existing distribution network. We also plan to create private label prepaid card systems for select customers. These prepaid private label cards are geared towards large corporations and business travelers. We are focusing on reaching clients with existing sales and marketing forces.

         One such product which we plan to commence distributing is the Xtran money transfer terminal, a product of Xtran Money Transfer, Inc. Xtran will give customers the ability to transfer money electronically to select markets more expeditiously than through other cash transferring services. Xtran will provide almost instantaneous cash transfers through specially programmed terminals installed in various retail outlets, including convenience stores, newsstands, grocery stores and discount stores. The Xtran money transfer terminals are unobtrusive, occupying less than one square foot of counter space. They also do not require special training to operate, other than one short introductory lesson.

         We are developing promotional/marketing applications of our prepaid cards to provide the marketer of consumer products or services with an interactive medium to further enhance product loyalty through placing advertising and information directly on the prepaid service card. The card users hear a short promotional message each time a long distance call is placed or the service is used. If the card has been customized to a promotion, a prepaid card can provide both a specific, coordinated visual and audio memory impressions. In addition, companies may include a prepaid card with their products, that provides customer service access and/or free calling services as an added benefit to purchasing their products.

         To date, the ultimate consumer of mass market prepaid phone cards have been travelers, niche market card collectors and new immigrants needing access to the North American and/or international telecommunications systems servicing these customers. To remain competitive, we will be conducting a targeted marketing program to distributors, retailers and corporations. In addition, we will seek out strategic partners who currently provide distribution and marketing of prepaid cards to different customers or regions as a means of increasing overall market share.

Competition

         The telecommunications services industry generally, and the prepaid phone card industry specifically, is intensely competitive, rapidly evolving and subject to constant technological change. There are several large and numerous small competitors in the industry, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants. In addition, the increasing prevalence of the Internet and emerging technologies seeking to establish Internet telephony pose potential competitive threats to the market for long distance telephone services. The principal competitive factors in the market include:

         o        Price;

         o        Quality of service;

         o        Breadth of geographic presence;

         o        Customer service;

         o        Reliability;

         o        Network capacity; and

         o        Availability of enhanced communications services.

         Our competitors include:

         o Other distributors of prepaid products, such as Union Telecard Alliance and Blackstone Calling Card;

         o Telecommunications companies that produce their own prepaid products, such as IDT, PT-1 Communications, World Access and Qwest; and

         o Other telecommunications companies, such as AT&T, Worldcom and Total-Tel USA.

         Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our growth.

Government Regulation

         The provision of telecommunications services is regulated by the federal and state governments of the United States. Federal laws and regulations promulgated by the Federal Communications Commission apply to interstate and international telecommunications, while state regulatory authorities have jurisdiction over telecommunications services that originate and terminate within the same state. Various other international authorities also may seek to regulate telecommunications services originating in their respective countries. However, as of the date of this report, we are not aware of any requirement for government approval to manufacture, distribute and/or market prepaid phone cards.

Employees

         As of March 30, 2001, we had 34 full-time employees. Of these, 16 were sales and marketing personnel, 7 were management and finance personnel and 11 were general and administrative personnel. None of our personnel are covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be satisfactory.

Item 2.           Description of Property.

         Our executive offices are located at 1942 Williamsbridge Road, Bronx, New York, where we lease approximately 3,500 square feet, pursuant to a sublease agreement that expires on November 30, 2008. The aggregate annual base rental for this space is $63,000. We sublet these premises from an officer and director of ours, on terms substantially the same as those under which the officer leases the space.

         We also lease approximately 1,100 square feet, located at 1938 Williamsbridge Road, Bronx, New York, as a warehouse location for the off-site storage of our products, on a month-to-month basis. The monthly rent for such space is $2,100.

         In addition, we lease approximately 900 square feet, located at 9229 Queens Boulevard, Suite 10, Rego Park, New York, as a sales office, pursuant to a lease agreement that expires on January 31, 2004. The aggregate annual base rental for this space is $16,140.

         We also lease approximately 3,500 square feet, located at 1569 Central Park Avenue, Yonkers, New York, as a sales office, pursuant to a lease agreement that expires on June 30, 2005. The aggregate annual base rental for this space is $33,600.

         In addition, we lease approximately 900 square feet, located at 1099 North Avenue, Bridgeport, Connecticut, as a sales office, pursuant to a lease agreement that expires on December 31, 2004. The aggregate annual base rent for this space is $18,000.

         Lastly, we also lease approximately 1,160 square feet, located at 13824 Old Columbia Pike, Silver Spring, Maryland, as a sales office, pursuant to a lease agreement that expires on October 14, 2003. The aggregate annual base rental for this space is $17,400.

Item 3.           Legal Proceedings.

         On November 12, 1999, we commenced an action against Cominex, LLC in New York Supreme Court, Bronx County, alleging claims for breach of contract and promissory estoppel arising out of Cominex's disabling of over $5.2 million of its prepaid telephone cards and asserting damages of approximately $1.5 million as a direct result thereof. This action has been removed to Federal Court and will be consolidated with the matter entitled "Cominex, LLC and Atlas Communications, Inc. v. 9278 Distributors, Inc., Sajid Kapadia and Sohel Kapadia," described below, in the event that action does not settle.

         In addition to the foregoing, on November 15, 1999 Cominex, LLC and Atlas Communications Inc. commenced an action against 9278 Distributors, Inc., Sajid Kapadia and Sohel Kapadia in the Federal Court for the Southern District of New York, alleging various claims against the defendants arising out of the defendants' purported failure to make timely payments for certain Cominex prepaid telephone cards and asserting damages of approximately $6.6 million as a direct result thereof. We filed an Answer and Counterclaims alleging various claims seeking approximately $2.4 million in damages. The parties subsequently agreed to stay all discovery pending on-going settlement negotiations and hope to resolve this matter without further proceedings. We believe we have meritorious defenses against the claims asserted against us and plan to vigorously defend against these claims in the event the parties do not reach a settlement.

         In November 1999, a distributor of our prepaid phone cards commenced an action claiming approximately $600,000 of damages, based on a purported breach of an oral contract. We filed an answer and counterclaimed against the distributor for approximately $600,000 of unpaid invoices due and owing from such distributor. We believe we have meritorious defenses to the claims of the distributor and plan to pursue our claim for unpaid invoices.

         We are subject to certain legal proceedings and claims which have arisen in the ordinary course of our business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.             Submission of Matters to a Vote of Security Holders.

         On March 23, 2001, in lieu of a special meeting of stockholders, the holders of a majority of our outstanding shares of common stock acted by written consent to:

                  (i) Elect Sajid Kapadia, Haris Syed and Hanif Bhagat as directors of the company; and

                  (ii) Adopt our 2001 Stock Option Plan and reserve 5,000,000 shares of our common stock for issuance upon the exercise of options granted under the plan.

                                    PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Market Information

         Our common stock is quoted on the over-the-counter bulletin board ("OTCBB") of the Nasdaq Stock Market under the symbol "NTSE", since January 4, 2000. Prior to this, beginning February 16, 1999, our common stock was traded under the symbol "ILTE." The following table sets forth the range of the high and low quotations for our common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                    High                 Low
                                    ----                 ---

        2001
        ----
        First quarter               $1.59                $0.61

        2000
        ----
        First quarter               $4.81                $2.63
        Second quarter               3.25                 1.28
        Third quarter                1.80                 0.91
        Fourth quarter               1.94                 0.78

        1999
        ----
        First quarter(1)            $5.63                $0.95
        Second quarter               6.00                 3.87
        Third quarter(2)             1.75                 1.75
        Fourth quarter(2)            6.50                 0.63
        -------------------------

        (1) On February 14, 1999, we consolidated our share capital by way of a reverse stock split on the basis of one new share of our common stock for each five old shares of our common stock. The prices listed have been adjusted to reflect the effect of this one-for-five reverse stock split.

        (2)    Amounts were derived from our listing in the NASD "pink sheets."

         As of March 30, 2001, there were approximately 360 holders of record of our common stock and the closing bid quotation of our common stock on the OTCBB was $0.73 per share.

Dividend Policy

         Immediately prior to the closing of the merger of 9278 Distributor Inc., a New York corporation, with and into a nominee subsidiary of iLink Telecom, Inc., our predecessor, a publicly held Nevada corporation, iLink declared a $3.0 million dividend, of which $1.0 million was paid in cash and the balance of $2.0 million in the form of a two-year promissory note. In addition, $375,000 was reflected as an imputed dividend based upon a beneficial conversion feature of preferred stock issued by us. We do not intend to pay future dividends and intend to reinvest any earnings into our business to finance future growth. Accordingly, our Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         On March 22, 2001, Sajid Kapadia, an officer and director of ours, agreed to amend the repayment terms of a $2.0 million promissory note made to him by us in December 1999. As amended, the terms provide for principal repayments by us of (i) $1.0 million on March 31, 2002, and (ii) $1.0 million on December 31, 2002. Mr. Kapadia had previously extended the payment terms of this promissory note, in June 2000. At that time, in consideration for his agreement to extend the repayment terms of the note, we issued him a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.625 per share. The warrant vested immediately as to 100% of the shares of common stock underlying the warrant and is exercisable for ten years from the date of the grant. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

         On December 8, 2000, we issued: (i) a cash payment of $1.0 million,
(ii) 1,000,000 shares of our common stock, and (iii) three promissory notes, in the aggregate amount of $1.0 million to Nasir Ghesani, the sole shareholder of Reliable Networks, Inc., in connection with our acquisition of Reliable. This transaction was exempt from registration pursuant to Section 4(2) of the Act.

         Between September 14, 2000 and January 22, 2001, holders of our series B convertible preferred stock converted an aggregate of 795 shares into 1,107,280 shares of our common stock. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

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

Overview

         To date, our principal source of revenue has been the marketing and distribution of prepaid phone cards. We market and distribute branded prepaid phone cards, which are produced by a variety of telecommunications long distance carriers and resellers, as well as private label proprietary prepaid phone cards produced exclusively for us by various long distance carriers and/or resellers.

         Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores and discounts stores. The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to the retail outlets. We purchase large volumes of branded prepaid phone cards from the long distance carrier or reseller and sell the cards in smaller quantities, together with cards from other carriers and/or private label cards we distribute, to the independent distributor, for ultimate distribution to retailer outlet.

         We purchase branded cards at a discount from the face value of the card, and resell them to the distributor at a slightly lower discount. The difference between the two discount rates, typically from 1% to 8%, represents the gross margin we retain. We purchase branded cards on varying terms, from C.O.D. to an as used basis. Sales of our products are generally made on a net 14 basis.

         Private label cards are generally designed and produced by us, utilizing card numbers and PINs provided by the telecommunications' carrier or reseller providing the long distance service for the card. We incur the upfront expense of printing the phone cards. However, we do not pay the long distance carrier until it activates the cards, which occurs upon our sale to the distributor. Accordingly, through the use of private label cards, our cost of inventory is significantly reduced, as purchases are effectively made on an as-needed basis. In addition, private label cards generally provide us with the ability to achieve a greater gross margin percentage, typically ranging from 5% to 8%.

         On December 8, 2000, we acquired Reliable Networks, Inc., a leading distributor of pre-paid phone cards in the New York Metropolitan area. Reliable Networks will continue to operate, as our wholly-owned subsidiary, from its Queens, New York location and will offer an increased array of phone card products, including many of the private label products we currently market. We believe that the addition of Reliable Networks will increase our revenues, expand our geographic scope and increase our product offerings and the number of retail outlets serviced by our distribution network.

         We are seeking to develop and acquire rights to additional prepaid telecommunications services and other prepaid products or services to diversify our product offerings and increase our overall gross margin. In the short-term, additional costs related to the development or acquisition of such products may have an impact on out net profits.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net sales increased $2.6 million to $80.7 million for the year ended December 31, 2000, up 3.3% from net sales of $78.1 million for the year-ended December 31, 1999. The increase in net sales was due to the addition of new distributors during calendar year 2000.

         Gross profit increased to $2,970,000 in 2000, as compared to $2,600,000 in 1999, principally as a result of increased volume. As a percentage of sales, gross profit for 2000 increased to 3.68%, as compared to 3.35% for the year ended December 31, 1999. This increase in gross profit was attributable to the addition of higher margin private label cards, slightly offset by the decrease in margins attributable to branded products and increasing competition from additional cards entering the marketplace.

         Operating expenses for the year ended December 31, 2000 increased by $3,784,000 to $6,389,000, an increase of 145% over operating expenses of $2,605,000 for the year ended December 31, 1999. Included in operating expenses for 2000 was a charge to operations of $555,000, primarily resulting from and a one time write off for goodwill that resulted from the 1999 acquisition of iLink Telecom, Inc. Also included in the operating expenses was a one time write off of bad debts of $594,000 from a customer. We recorded a $58,000 unrealized loss on investment in marketable securities. In addition, general and administrative expenses increased to $4,424,000 for 2000, as compared to $1,202,000 for 1999. This increase was primarily due to the increase in salaries, constituting $1,029,000 in 2000, as compared to $184,000 in 1999, the one time recognition of public relations costs of $875,000, that resulted from our issuing 800,000 shares of common stock under a four year consulting agreement, and an increase in professional fees to $769,000 in 2000 as compared to $442,000 in 1999. The increase in professional fees was due to legal, accounting and consulting fees incurred primarily in connection with the acquisitions of iLink Telecom and Reliable Networks and certain litigation instituted by former vendors and customers.

         We incurred a net loss of $3,444,000 for 2000 as compared to net income of $7,000 for the year ended December 31, 1999. The decrease in net income was primarily due to the one-time charges described above that total $2,145,000 and the significant professional fees we incurred in connection with the acquisitions. For purposes of earnings per share, net income (loss) attributable to common stock for 1999 reflects a net loss of $368,000. This gives effect to recognition of a beneficial conversion feature of $375,000 attributable to the outstanding series B convertible preferred stock we issued in December 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net sales increased $56 million to $78 million for the year ended December 31, 1999, up 255% from net sales of $22 million for the year-ended December 31, 1998. The increase in net sales was due to the addition of distributors during the 1999 calendar year, as well as an increase in the number of brands of prepaid phone cards we distribute. During 1999, we began actively marketing and distributing private label phone cards.

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

         Operating expenses for the year ended December 31, 1999 increased $2,003,000 to $2,605,000, an increase of 332% over operating expenses of $602,000 for the year ended December 31, 1998. Included in operating expenses for 1999 was a loss of $554,000, attributable to the cancellation of private label phone cards resulting from the closing of a long distance reseller providing telecommunications services for such private label cards, rendering some of our private label cards worthless. In addition, general and administrative expenses increased to $1,202,000 for 1999, as compared to $87,000 for 1998. This increase was primarily due to the increase in salaries, constituting $184,000 in 1999, as compared to $27,000 in 1998, the addition of $125,000 of advertising costs in 1999, as a result of our introduction of private label cards, and an increase in professional fees to $442,000 in 1999 as compared to $4,000 in 1998. The increase in professional fees was due to legal, accounting and consulting fees incurred primarily in connection with our merger with iLink Telecom.

         We generated net income of $7,000 for 1999 as compared to $72,000 for the year ended December 31, 1998. The decrease in net income was primarily due to the loss of $554,000 described above and the significant non-recurring professional fees we incurred in connection with our merger with iLink Telecom. For purposes of earnings per share, net income (loss) attributable to common stock reflects a net loss of $368,000. This gives effect to the recognition of a beneficial conversion feature of $375,000 attributable to the outstanding series B convertible preferred stock we issued in December 1999.

Capital Resources

         At December 31, 2000, we had total current assets of approximately $14,562,000. This included $4,115,000 in cash, marketable securities of $21,000, $3,582,000 of inventory and $6,845,000 of accounts receivable. Our cash balances vary significantly from day-to-day due the large volume of purchases and sales we make from the various prepaid phone card companies and the numerous distributors to whom we sell cards.

         We are continuously renegotiating credit terms with their telephone card suppliers. Approximately 70% of purchases are now made with payments made based upon the actual usage of the card. This means that we do not pay for the card until after the end purchaser activates his card. We are attempting to obtain similar credit terms from all vendors. The change in terms from our vendors has eliminated the temporary cash crunches that have occurred in the past due to the restrictive credit terms made available to us from the telecommunications companies we buy branded cards from, as compared to the credit terms we make available to our customers, we, from time-to-time, require infusions of cash in order to maintain our preferential buying/purchasing terms with our carriers. We believe that in the past, this has restricted our ability to take advantage of growth opportunities.

         To date, we have satisfied such cash requirements by loans from our principals and/or private sales of our equity securities. We are seeking to secure financing to provide us with liquidity to meet our future needs.

         We had planned on having a private placement during the second quarter to raise additional capital to provide for additional liquidity and fund acquisition plans. Management has decided to hold off from going to the equity markets as we are currently generating adequate capital to meet existing cash flow requirements as they come due. There can be no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy it short-term cash flow needs from other sources in the future.

Item 7. Financial Statements and Supplementary Data.





                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS

Independent Auditors' Report                                                                                  15

Consolidated Financial Statements

   Balance Sheet at December 31, 2000                                                                         16

   Statement of Operations
     Years Ended December 31, 2000 and 1999                                                                   17

   Statement of Changes in Shareholders' Equity
     Years Ended December 31, 2000 and 1999                                                                   18

   Statement of Cash Flows
     Years Ended December 31, 2000 and 1999                                                                  19-20

   Notes to Consolidated Financial Statements                                                                21-34

                   [LETTERHEAD OF FRIEDMAN ALPREN & GREEN LLP]



                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF 9278 COMMUNICATIONS INC.


           We have audited the accompanying consolidated balance sheet of 9278 COMMUNICATIONS INC. AND SUBSIDIARIES as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 9278 COMMUNICATIONS INC. AND SUBSIDIARIES as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.




                                                  Friedman Alpren & Green LLP


New York, New York
March 23, 2001

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

                                     ASSETS
                                     ------

Current assets
   Cash                                                                                               $     4,114,651
   Marketable securities                                                                                       20,962
   Accounts receivable, less allowance for doubtful accounts
     of $675,000                                                                                            6,844,833
   Inventory                                                                                                3,582,040
                                                                                                      ---------------

           Total current assets                                                                            14,562,486

Furniture and equipment, net                                                                                  653,597

Goodwill, net                                                                                               3,884,159

Other assets                                                                                                   40,743
                                                                                                      ---------------

                                                                                                      $    19,140,985
                                                                                                      ===============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                          ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                                                              $    14,594,273
   Current maturities of notes and advances payable, shareholders                                             904,936
   Current maturities of debt obligations                                                                      48,023
   Income taxes payable                                                                                        24,255
                                                                                                      ---------------

           Total current liabilities                                                                       15,571,487

Note payable, shareholder, less current maturities                                                          2,000,000

Debt obligations, less current maturities                                                                     103,071
                                                                                                       --------------

                                                                                                           17,674,558
                                                                                                       --------------

Commitments and contingencies                                                                                  -

Shareholders' equity
   Convertible preferred stock
     Class B, $.001 par value; 5,000,000 shares authorized,
       505 shares issued and outstanding                                                                      505,000
   Common stock, $.001 par value; 40,000,000 shares
     authorized, 23,166,969 shares issued and outstanding                                                      23,166
   Paid-in capital                                                                                          7,743,252
   Accumulated deficit                                                                                     (6,804,991)
                                                                                                      ---------------

           Total shareholders' equity                                                                       1,466,427
                                                                                                      ---------------

                                                                                                      $    19,140,985
                                                                                                      ===============

The accompanying notes are an integral part of these consolidated financial statements.

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                   2000                   1999
                                                                             ---------------       ----------------
Sales                                                                        $    80,763,042        $    78,089,670

Cost of sales                                                                     77,792,807             75,472,736
                                                                             ---------------        ---------------

           Gross profit                                                            2,970,235              2,616,934
                                                                             ---------------        ---------------

Operating expenses
   Selling                                                                           390,336                240,255
   General and administrative                                                      4,424,009              1,201,585
   Depreciation and amortization                                                     186,524                 66,296
   Loss attributable to major supplier                                                -                     553,547
   Loss attributable to sale of equipment                                            555,447                   -
   Provision for doubtful accounts                                                   598,474                519,962
   Interest expense                                                                  175,994                 23,454
   Unrealized loss on investments                                                     58,473                   -
                                                                             ---------------        ---------------

                                                                                   6,389,257              2,605,099
                                                                             ---------------        ---------------
          Income (loss) from operations before
             income taxes                                                         (3,419,022)                11,835

Income taxes                                                                          25,404                  5,000
                                                                             ---------------        ---------------

           Net income (loss)                                                      (3,444,426)                 6,835

Preferred stock dividend                                                               -                    375,000
                                                                             ---------------        ---------------

           Net loss attributable to common stock                             $    (3,444,426)       $      (368,165)
                                                                             ===============        ===============

Basic and diluted loss per share                                             $          (.16)       $      (    .02)
                                                                             ===============        ===============

Shares used in the calculation of loss per share                                  20,902,060             19,659,629
                                                                             ===============        ===============




The accompanying notes are an integral part of these consolidated financial statements.

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                 Common Stock                                                            Retained
                                          ---------------------------      Paid-in        Preferred       Treasury       Earnings
                                            Shares          Amount         Capital          Stock           Stock        (Deficit)
                                          -----------    ------------   ------------    -----------     ------------   ------------
 Balance, January 1, 1999                         200    $      1,000   $    199,000    $       -       $       -      $     72,600

 Contribution of common shares by
    founding shareholders                       22.75            -           350,721            -            350,721           -

 Reissuance of treasury stock                  (22.75)           -              -               -           (350,721)          -

 Effective stock split of 74,500
    shares to 1 at merger                  14,899,800          13,900        (13,900)           -               -              -

 Effective acquisition of iLink
   excluding contemporaneous
   private placements                       4,259,629           4,259        451,061            -               -              -

 Issuance of common stock through
   private placement                          500,000             500        999,500            -               -              -

 Issuance of preferred stock through
   private placement                             -               -              -          1,500,000            -              -

 Dividends declared                              -               -              -               -               -        (3,065,000)

 Imputed preferred stock dividend
   attributable to the beneficial
   conversion feature                            -               -           375,000            -               -          (375,000)

 Net income                                      -               -              -               -               -             6,835
                                         ------------    ------------   ------------    ------------    ------------   ------------

 Balance, December 31, 1999                19,659,629          19,659      2,361,382       1,500,000            -        (3,360,565)

 Conversion of preferred stock
   to common stock                            873,340             873        994,127        (995,000)           -              -

 Issuance of common stock through
   private placement                          529,000             529        997,471            -               -              -

 Issuance of common stock to officer
   in exchange for advances payable           250,000             250        499,750            -               -              -

 Issuance of common stock for
   services rendered                          855,000             855        929,186            -               -              -

 Issuance of common stock upon
   acquisition of Reliable Networks, Inc.   1,000,000           1,000      1,961,336            -               -              -

 Net loss                                        -               -              -               -               -        (3,444,426)
                                         ------------    ------------   ------------    ------------    ------------   ------------

 Balance at December 31, 2000              23,166,969    $     23,166   $  7,743,252    $    505,000    $      -0-     $ (6,804,991)
                                         ============    ============   ============    ============    ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                        2000                 1999
                                                                                   --------------       ---------------
 Cash flows from operating activities
   Net income (loss)                                                                $  (3,444,426)        $       6,835
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
        Depreciation and amortization                                                      186,524               66,296
        Provision for doubtful accounts                                                    598,474              519,962
        Loss attributable to major supplier                                                  -                  553,547
        Issuance of stock for services rendered                                            930,041                -
        Unrealized loss on investments                                                      58,473                -
        Loss attributable to sale of equipment                                             555,447                -
        Changes in assets and liabilities
          Accounts receivable                                                           (3,622,804)          (1,689,999)
          Inventory                                                                     (2,279,869)          (1,471,334)
          Prepaid expenses                                                                  30,749              (30,749)
          Other assets                                                                     (46,366)              (5,339)
          Accounts payable and accrued expenses                                         11,788,694             (132,023)
          Income taxes payable                                                              22,255               (6,551)
                                                                                    --------------       --------------

            Net cash provided by (used in) operating activities                          4,777,192           (2,189,355)
                                                                                    --------------       --------------

 Cash flows from investing activities
   Cash received in merger                                                                   -                    5,410
   Acquisition of property and equipment                                                  (491,942)            (122,104)
   Acquisition of Reliable Networks, Inc.                                               (1,000,000)               -
   Merger transaction costs                                                                  -                  (55,681)
                                                                                    --------------       --------------

            Net cash used in investing activities                                       (1,491,942)            (172,375)
                                                                                    --------------       --------------

 Cash flows from financing activities
   Notes and advances payable, shareholder                                                (128,585)             633,521
   Principal payments on debt obligations                                                  (66,206)            (45,567)
   Issuance of common stock                                                                998,000            1,000,000
   Issuance of preferred stock                                                               -                1,500,000
   Dividends paid                                                                            -               (1,065,000)
                                                                                    --------------       --------------

           Net cash provided by financing activities                                       803,209            2,022,954
                                                                                    --------------       --------------

 Net increase (decrease) in cash (carried forward)                                       4,088,459             (338,776)
                                                                                    --------------       --------------

                                   (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                        2000                 1999
                                                                                    --------------       -------------
 Net increase (decrease) in cash (brought forward)                                  $    4,088,459       $     (338,776)

 Cash, beginning of year                                                                    26,192              364,968
                                                                                    --------------       --------------

 Cash, end of year                                                                  $    4,114,651       $       26,192
                                                                                    ==============       ==============

 Supplemental disclosure of cash flow information
     Interest                                                                       $      175,994       $       16,787
     Income taxes                                                                           10,565               11,551

 Noncash investing and financing activities Acquisition of Reliable Network,
     Inc.
       Net assets acquired                                                          $       38,687
       Goodwill                                                                          3,901,313
                                                                                    --------------

                                                                                         3,940,000
                                                                                    --------------

       Less  - Common stock issued                                                         970,000
             - Contingent consideration - common stock                                     970,000
             - Promissory notes payable                                                  1,000,000
                                                                                    --------------

                                                                                         2,940,000
                                                                                    --------------

     Cash paid                                                                      $    1,000,000
                                                                                    ==============

     Notes issued for declared dividends                                            $        -           $    2,000,000
     Issuance of common stock for net noncash assets
       received in merger                                                                    -                  455,320
     Additional paid-in capital arising from contribution of
       Treasury shares                                                                       -                  350,721
     Transportation and other equipment acquired under
       debt obligations                                                                      -                  121,240
     Equipment acquired under capital leases                                                75,000                -
     Conversion of notes and advances payable, shareholder
       for common stock                                                                    500,000                -
     Conversion of preferred stock to common stock                                         995,000                -



The accompanying notes are an integral part of these consolidated financial statements.

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

          9278 Communications Inc. is the successor-consolidated entity formed by the merger, on December 10, 1999, of 9278 Distributor Inc. (the "Company") and iLink Telecom, Inc. ("iLink"). iLink was originally incorporated in Colorado on December 10, 1997 and was reincorporated in Nevada on July 14, 1998. Concurrent with the merger, iLink, a publicly held company and the legally surviving parent company, changed its name to 9278 Communications Inc. This event has been given retroactive treatment in these financial statements. The Company was incorporated in New York on April 17, 1997 and reincorporated in Delaware on April 3, 2000. This reincorporation had no impact on the Company's authorized stock.

          The Company operates its business through its wholly owned subsidiaries: 9278 Distributors Inc., incorporated in the State of New York on December 7, 1999; and Reliable Acquisition Corp., incorporated in the State of New York on December 12, 2000 (see Note 3).

          The Company sells telephone cards to small retail establishments and distributors, primarily in New York, New Jersey, Connecticut and Maryland, through its sales offices in the Bronx, New York; Queens, New York; Yonkers, New York and Silver Springs, Maryland.

          During the fourth quarter of 2000, the Company recognized approximately $3,161,000 of losses, which include the following significant items: $875,000 for management consulting and public relations services; a 1.7% gross profit erosion of approximately $1,400,000 due to unfavorable product cost variances from estimated costs; $294,000 of additional accounts receivable reserves; $58,000 of unrealized losses on investments and a $192,000 loss on the sale of the balance of the iLink assets acquired, primarily consisting of the write-off of the related goodwill.

     Basis of Presentation

          The accompanying consolidated balance sheet as of December 31, 2000 includes the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.


                                  (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

     Inventory

          Inventory consists of prepaid telephone cards that are stated at the lower of cost (first-in, first-out) or market.

     Fair Value of Financial Instruments

          The carrying value of the advances payable approximates the fair value because of the short maturity of this instrument. It was not practicable to estimate the fair value of the notes payable, shareholders, and debt obligations because there was no quoted market value for the instruments and no similar issues of debt offered to the Company.

     Property and Equipment

          Property and equipment are stated at cost. Depreciation, including depreciation on assets held under capital leases, is computed on accelerated methods over the estimated useful lives of five to seven years. Leasehold improvements are amortized primarily over 39 years.

     Goodwill

          Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction relating to the acquisition of Reliable Networks, Inc. on December 8, 2000. It is being amortized over 15 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at December 31, 2000.



                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Impairment of Long-Lived Assets

          An evaluation of recoverability is performed whenever facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. If this review indicates that the carrying value of the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated fair market value.

          On February 28, 2000, and again on October 8, 2000, the Company sold all of the assets acquired in the acquisition of iLink and recognized a loss on sale of $555,447, primarily attributable to the write-off of the related goodwill.

     Revenue Recognition

          The Company has adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition policies were in compliance with SAB 101 prior to adoption and, accordingly, no adjustments to the financial statements were necessary.

          The Company recognizes revenue at the time of sale.

     Income Taxes

          The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reflect the uncertainty of realization of deferred tax assets.

     Concentrations of Credit Risk

          At December 31, 2000, the Company maintained cash balances in four different banks. The Federal Deposit Insurance Corporation insures balances up to $100,000 in each institution.



                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings (Loss) Per Share

          Basic earnings (loss) per common share are calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of any potentially dilutive securities outstanding. In 1999, reported net income of $6,835 was reduced by the beneficial conversion feature of $375,000 to arrive at net loss attributable to common shareholders totaling $368,165.

     Recent Pronouncements

           Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was subsequently amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities". Statement No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the year beginning on January 1, 2001. The Company does not invest in derivative instruments as defined by the aforementioned pronouncements.

     Reclassifications

          Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2 - LIQUIDITY

          The Company has incurred certain nonrecurring expenses and wrote off assets related to changes in its operations. As a result, the Company incurred a net loss of approximately $3,444,000 during the year ended December 31, 2000. In addition, at December 31, 2000 the Company had a working capital deficiency of approximately $1,000,000. The Company is implementing a plan to improve margins by expanding the geographic area of distribution of its products and changing the mix of products offered.



                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 - ACQUISITIONS

     Acquisition of Reliable Networks, Inc.

          On December 8, 2000, the Company acquired, through its wholly owned subsidiary Reliable Acquisition Corp., all of the outstanding common stock of Reliable Networks, Inc. ("Reliable") in a business combination accounted for by the purchase method of accounting. Reliable had total sales of approximately $35 million in 1999. The assets acquired and liabilities assumed were recorded at estimated fair values based on information currently available and on current assumptions as to future operations. The consolidated statement of operations includes the results of Reliable beginning December 8, 2000.

          The Company paid a total of $3,940,000 for Reliable, which consisted of $1,000,000 in cash, $1,000,000 in promissory notes, and 1,000,000 shares of common stock valued at $970,000. An additional 1,000,000 shares of common stock, also valued at $970,000, was recorded as contingent consideration because the Company deemed it probable that certain contingency provisions in the merger agreements will be met.

          The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1, 1999:

                                               Year Ended December 31,
                                      -----------------------------------------
                                            2000                    1999
                                      -----------------       -----------------

               Net sales              $     125,714,692       $     113,246,565
               Net loss                      (3,472,509)               (293,879)
               Loss per share                      (.15)                   (.02)

          These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.




                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 - ACQUISITIONS (Continued)

     Acquisition of iLink

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

          The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1, 1999:

                                                     Year Ended
                                                    December 31,
                                                        1999
                                                    ------------

                 Net sales                          $78,121,200
                 Net earnings (loss)                 (1,497,438)
                 Earnings (loss) per share                 (.08)

          These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                  (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 - INVESTMENTS

          As part of the acquisition of Reliable, the Company received marketable equity securities with a quoted market value of $79,435. The Company accounts for these securities as trading securities. Accordingly, the Company records the marketable equity securities at quoted market value and recognizes net unrealized gains and losses in income. During the year ended December 31, 2000, the Company recognized $58,473 on net unrealized losses in income.

5 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following as of December 31, 2000:

             Transportation equipment                               $     45,000
             Furniture and equipment                                     129,997
             Automobiles                                                 160,066
             Computer equipment                                          346,206
             Leasehold improvements                                      105,707
                                                                    ------------

                                                                         786,976

             Less - Accumulated depreciation and amortization            133,379
                                                                    ------------

                                                                    $    653,597

          Depreciation and amortization expense for property and equipment for the years ended December 31, 2000 and 1999 was approximately $115,000 and $54,000, respectively.

          Property and equipment held under capital leases totaled approximately $445,000. Accumulated depreciation on such property and equipment totaled approximately $72,000.




                                  (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 - DEBT OBLIGATIONS

          In 1999, the Company entered into two automobile loans for $76,240. The loans require total monthly payments of $2,277, including interest at 10%.

          In addition, the Company leases transportation and other equipment under capital leases. Future loan principal and minimum lease payments at December 31, 2000 are as follows:

                Year Ending                                                           Capital            Automobile
               December 31,                                                           Leases                Loans
              -------------                                                        ------------         -------------
                 2001                                                              $     43,964          $     27,324
                 2002                                                                    43,964                23,831
                 2003                                                                    19,632                16,846
                 2004                                                                     6,721                 9,829
                                                                                   ------------          ------------

                 Total minimum loan and lease payments                                  114,281                77,830

                 Less - Amount representing interest                                     20,958                20,059
                                                                                   ------------          ------------

                 Present value of minimum loan and lease
                   payments                                                              93,323                57,771

                 Less - Current maturities                                               31,509                16,514
                                                                                   ------------          ------------

                 Long-term debt obligations                                        $     61,814          $     41,257
                                                                                   ============          ============


          Interest expense on the automobile loans and capital lease obligations for the years ended December 31, 2000 and 1999 was $15,994 and $16,787, respectively.

                                  (continued)

                      COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - INCOME TAXES

          Components of income tax expense are computed by applying the Federal income tax rate of 34% to the income (loss) before income tax for the years ended December 31, 2000 and 1999 as follows:

                                                                             Year Ended December 31,
                                                                      ------------------------------------
                                                                            2000                 1999
                                                                      ----------------    ----------------
               Computed Federal income tax                            $     1,171,000      $         -
               Federal income tax valuation allowance                      (1,171,000)               -
               State and local taxes                                           25,404                5,000
                                                                      ---------------      ---------------

                                                                      $        25,404      $         5,000
                                                                      ===============      ===============

          At December 31, 2000, the Company had net operating loss carryforwards of approximately $4.0 million which expire during the years 2019 and 2020.

          The following is a summary of the significant components of the Company's deferred taxes:

                                                                             Year Ended December 31,
                                                                      -------------------------------------
                                                                            2000                 1999
                                                                      ------------------    ---------------

               Deferred taxes:
                  Net operating loss carryforwards                    $       1,380,000     $       210,000

               Less - Valuation allowance                                    (1,380,000)           (210,000)
                                                                      -----------------      ---------------

               Net deferred taxes                                     $         -0-          $      -0-
                                                                      =================      ===============

8 - PREFERRED STOCK

          In December 1999, the Company issued 1,500 shares of Series B convertible preferred stock in a private placement for $1,500,000. Each share is convertible at the option of the holder at price based on the market price of the Company's common stock. The conversion rate is structured so that the number of shares of common stock to be issued in a conversion increases as the market price of the common stock decreases. The Series B convertible preferred stock has no liquidation or dividend preferences.


                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - STOCK OPTIONS

          Prior to the acquisition, iLink had established a nonqualified stock option plan pursuant to which options to acquire a maximum of 500,000 common shares would be granted. On June 9, 1999, the Company granted options to individuals, who were employees at that time, to acquire 23,000 common shares at an exercise price of $5.25. These options were exercisable by June 9, 2000 and expired unexercised.

          On June 1, 2000, pursuant to an employment agreement between the Company and an officer, the Company issued nonqualified options to purchase 10,000 shares of common stock, at an exercise price of $4.00 per share. The options vested 100% upon grant and are exercisable for three years from the date of grant.

          On March 15, 2000, the Company issued 10-year non-qualified options to purchase 25,000 shares of common stock, at an exercise price of $4.00 per share to a director of the Company. The options vested as to 50% of the underlying shares on September 15, 2000 and will vest as to the remaining shares on March 15, 2001.

          On June 13, 2000, in consideration for an officer's agreement to amend the repayment terms of a $2,000,000 promissory note, the Company issued a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $1.625 per share. The warrant vested immediately as to 100% of the shares of common stock underlying the warrant and is exercisable for ten years from the date of grant (see Note 10).

10 - RELATED PARTY TRANSACTIONS

          On December 10, 1999, the Company declared $3,000,000 in dividends, of which $1,000,000 was paid. On December 13, 1999, the Company executed a promissory note for $2,000,000 for the declared but unpaid dividends, payable to the Company's chief executive officer, who is also a shareholder. A principal payment of $1,000,000 was originally due on June 13, 2000, and the second payment was originally payable on December 13, 2001. On March 22, 2001, the Company amended the terms of these promissory notes to defer both payments to March 31, 2002 and December 31, 2002, respectively. In consideration for deferring these payments, the Company issued warrants to purchase an additional 200,000 shares of common stock at an exercise price of $1.625 per share. The warrants vest immediately and are exercisable until 2010. The final payment is accelerated if the Company's gross revenue exceeds $10 million in each of any six consecutive calendar months or exceeds $60 million in any six-month period. Interest is payable at a rate of 8%. For the year ended December 31, 2000, interest expense on this note was $160,000 and was paid in full as of that date.

                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 - RELATED PARTY TRANSACTIONS (Continued)

          In addition, the Company's chief executive officer made noninterest-bearing advances due on demand. In March 2000, the Company issued 250,000 shares of common stock in satisfaction of $500,000 of these advances.

          Pursuant to the acquisition of Reliable, the Company issued three promissory notes with a 5% interest rate aggregating $1,000,000 due in various times through June 2001.

          Sales of inventory to a customer who is related to an officer were approximately $4,390,000 and $9,500,000 for the years ended December 31, 2000 and 1999, respectively. The Company also purchased inventory from this customer during 2000 in the amount of $6,323,000. The amount receivable from this customer at December 31, 2000 and 1999 was approximately $540,000 (net of accounts payable) and $215,000, respectively, all of which was subsequently collected.

11 - COMMITMENTS AND CONTINGENCIES

     Litigation

          For the year ended December 31, 1999, purchases from one telephone card supplier were approximately 55% of total purchases. In November 1999, the Company commenced an action against this supplier to recover damages resulting from cancellation of the telephone card purchases by the Company. The supplier subsequently countersued. In the Company's opinion, with which its legal counsel concurs, no material liability will result from the counter suit. The Company incurred a loss of $553,547, which was reflected in the fourth quarter of 1999. The Company subsequently mitigated, in substantial part, its reliance on this supplier by increasing its purchases from other vendors. The Company is doubtful as to the prospects for recovery against such loss.

          In November 1999, a distributor of the Company's prepaid telephone cards instituted an action for approximately $600,000, based on a purported breach of oral contract by the Company. The Company filed an answer and counterclaim against the distributor for approximately $600,000 of unpaid invoices. The Company believes it has meritorious defenses to the claims of the distributor and is pursuing its claim for unpaid invoices. The Company has provided an allowance equal to the total unpaid invoices.

                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 - COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation (Continued)

          The Company from time to time is subject to other certain legal proceedings and claims which have arisen in the ordinary course of its business. These aforementioned actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

     Lease Commitments

          The Company is obligated under operating lease arrangements covering its main office and sales office facilities. Included in these arrangements is a sublease agreement with an officer for the Company's main office under terms substantially the same as those under which the officer leases the space. Rent expense for the main office was $63,000 in 2000.

          Future minimum lease payments under noncancelable operating leases at December 31, 2000 are as follows:

                                Year Ending
                               December 31,
                               ------------
                                 2001                   $    153,226
                                 2002                        155,115
                                 2003                        147,274
                                 2004                        116,496
                                 2005                        120,341
                                 Thereafter                  259,117
                                                        ------------

                                                        $    951,569
                                                        ============


          Rent expense for the years ended December 31, 2000 and 1999 was $128,067 and $68,910, respectively.



                                  (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

          On December 8, 2000, the Company entered into a two-year employment contract with an option to renew for an additional year, with a shareholder who is the President of Reliable Acquisition Corp. The base salary for the first year will be $150,000, plus a cash bonus equal to 15 percent of the pre-tax income of the subsidiary as long as the contract is in effect. The compensation for the second year will be determined by the Board of Directors.

     Contracts

          The Company entered into an agreement with Rapid Release Research, LLC ("Rapid Release"), a company that is in the business of providing services for management consulting, business advisory, shareholder information and public relations. Rapid Release will be used to inform the public of the potential investment merit of the Company and its securities, thereby increasing investor recognition and market liquidity and improving shareholder value, and to assist the Company in acquisitions, mergers and other financial transactions. This agreement is for a period of four years. The Company paid Rapid Release 800,000 shares of its common stock and has recognized the expense from this agreement based on the market value of the stock of the Company at the date of issue, which is $875,040.

          The Company has various commitments with certain vendors requiring minimum periodic purchases. Such contracts are common to the Company's industry.

                                  (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 - SUBSEQUENT EVENTS

          Between January 1, 2001 and March 23, 2001, certain holders of preferred stock converted 225 preferred shares into 426,204 common shares.

          On January 29, 2001, the Company acquired a 27% equity interest in DMS Acquisition Corp. (a Delaware corporation), as an inducement to enter into a long-term distribution agreement with DMS Acquisition Corp. DMS Acquisition Corp. is a facility-based carrier of long distance telephone service. On February 8, 2001, DMS Acquisition Corp. was a party to a triangular merger with Capital One Ventures Corp. (a NOTC publicly traded company) with Capital One Ventures Corp. as the surviving entity. DMS Acquisition Corp. became a wholly owned subsidiary of Capital One Ventures Corp. Simultaneous with the merger, Capital One Ventures Corp. changed the corporate name to Cirus Telecom, Inc. The equity interest acquired by the Company is restricted under SEC Rule 144. Cirus Telecom, Inc. trades under ticker symbol "CTLE".

          In March 2001, the Company adopted its 2001 Stock Option Plan and reserved 5,000,000 shares of common stock thereunder. Options are non-qualified and are granted at a price equal to the fair market value of the Company's common stock at the date of grant. There were no options granted as of March 23, 2001 under this plan.

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

                                    PART III



ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following persons are our executive officers and directors as of the date hereof:

        NAME                                AGE       OFFICES HELD
        ----                                ---       ------------
        Sajid Kapadia                       27        Chairman, Chief Executive Officer and Director
        Haris Syed                          26        President, Secretary and Director
        Mark F. Saccente                    40        Chief Operating Officer
        James Scigliano                     57        Chief Financial Officer and Treasurer
        Nasir Ghesani                       36        Vice President and President of Reliable Networks, Inc.
        Hanif Bhagat                        27        Director

         SAJID KAPADIA. Mr. Kapadia has been our Chairman, Chief Executive Officer and a director of ours since December 1999. In April 1997, Mr. Kapadia founded 9278 Distributor Inc. and served as its President from inception through its merger with iLink Telecom, Inc., our predecessor. Prior to this, Mr. Kapadia was involved in several short-term telemarketing positions. Mr. Kapadia has a degree in mechanical engineering from Gandhi Engineering College in Gujarat, India.

         HARIS SYED. Mr. Syed has been our President since March 2001 and has been our Secretary and a director of ours since December 1999. Prior to being named President, he served as our Chief Operating Officer beginning June 2000. Before being appointed as our Chief Operating Officer, he was a Vice President of ours, beginning December 1999. Prior to this, from November 1996 through December 1999, he was the Vice President of TCI Telecom of NY, a telecom switching and voice over Internet protocol integrator.

         MARK SACCENTE. Mr. Saccente has been our Chief Operating Officer since March 2001. Prior to this he served as Senior Vice President for Startec Global Communications Corp., beginning in April 1999. Before this, beginning in April 1997, Mr. Saccente was Executive Vice President for AIT/Interoute Telecommunications Group, Inc. From 1990 until 1997 he was Manager, National Accounts for WorldCom Inc.

         JIM SCIGLIANO. Mr. Scigliano has been our Chief Financial Officer since February 2001. Prior to this he served as our Office Manager and Sales Development Manager, beginning in June 1999. Before joining us, he was the Office Manager for World Telecommunications Corp., beginning in October 1998, and a Branch Manager and Assistant Vice President for North Fork Bank, beginning in January 1997. Before that, he was a Branch Manager and Assistant Vice President for Citibank.

         NASIR GHESANI. Mr. Ghesani has been a Vice President of ours since March 2001. Mr. Ghesani has been the President of Reliable Networks, Inc., a leading distributor of pre-paid phone cards in the New York Metropolitan area, since its inception in December 1996. On December 8, 2000, we acquired Reliable Networks, Inc. Mr. Ghesani has agreed to continue to serve as its President through December 2002.

         HANIF BHAGAT. Mr. Bhagat has been a director of ours since March 2001. He has provided consulting services to us since January 2001. Prior to this he was a student at Dawson College in Montreal, Quebec, where he received a Bachelor of Arts degree in communications.

Board of Directors

         All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

Directors' Compensation

         We reimburse our directors for expenses incurred in connection with attending Board meetings but we do not pay director's fees or other cash compensation for services rendered as a director.

Item 10.          Executive Compensation.

Summary Compensation

         Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2000, 1999 and 1998 by our Chief Executive Officer. No other executive officer of ours had compensation in excess of $100,000 during the fiscal years ended December 31, 2000 or 1999.


                                             SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                 ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                    ------------------------------------------------- --------------------------------
                                                                                                 AWARDS
                                                                                      --------------------------------
                                                                                       RESTRICTED       SECURITIES
                                                                     OTHER ANNUAL         STOCK         UNDERLYING
   NAME AND PRINCIPAL                   SALARY          BONUS        COMPENSATION       AWARD(S)       OPTIONS/SARS
        POSITION            YEAR          ($)            ($)              ($)              ($)             (#)
----------------------------------------------------------------------------------------------------------------------
                                                                                                      <C
Sajid Kapadia,              2000        $200,000          --              --               --               --
Chairman and Chief
Executive Officer
----------------------------------------------------------------------------------------------------------------------
                            1999         $80,815          --              --               --               --
----------------------------------------------------------------------------------------------------------------------

             We did not grant any stock options to the named executive officer in 2000 or 1999.

EMPLOYMENT AGREEMENTS

         Contract with Sajid Kapadia

         On December 10, 1999, we entered into an Employment Agreement with Sajid Kapadia. Under the terms of this agreement, Mr. Kapadia will serve as our Chairman of the Board and Chief Executive Officer for an initial term of three years, which term will be automatically extended for additional one year periods unless either party submits a notice of non-extension to the other not less than four months prior to the end of the existing term.

         Pursuant to the agreement, Mr. Kapadia receives a base salary of $200,000, $225,000 and $250,000 during his first, second and third years of employment, respectively. In addition, during each year of employment Mr. Kapadia shall receive cash bonuses and stock option grants in amounts to be determined by our Board of Directors. We also lease an automobile for Mr. Kapadia's exclusive use. Mr. Kapadia is also entitled to participate in all plans adopted for the general benefit of our employees and executive employees. In March 2001, in consideration for his agreement to extend the payment terms of a promissory note which we made to him and other consideration, we amended Mr. Kapadia's employment agreement to provide that he will receive additional bonus compensation equal to five (5%) percent of our gross profit. This bonus compensation may be paid in cash, or with restricted shares of our common stock based upon a price per share 75% of the fair market value of the shares, at Mr. Kapadia's sole discretion.

         The agreement with Mr. Kapadia automatically terminates upon his death. In addition, we can terminate the agreement based on Mr. Kapadia's continued disability, for due cause or without due cause. Mr. Kapadia can terminate his employment for good reason. If the agreement is terminated for death, disability, or due cause, we will pay Mr. Kapadia any unpaid base salary and bonus through the date of termination. If we terminate Mr. Kapadia's employment for any other reason, or if he terminates it for good reason, we will pay him his base salary for the remaining term of the agreement, but in no event less than 24, nor more than 35 months.

         Mr. Kapadia's agreement contains standard provisions regarding confidentiality and non-competition during the term of his employment.

         Contract with Nasir Ghesani

         On December 8, 2000, we entered into an Employment Agreement with Nasir Ghesani. Under the terms of the agreement, Mr. Ghesani will serve as President of Reliable Networks, Inc., a wholly-owned subsidiary of ours, for an initial term which terminates on December 31, 2002. The term will be automatically extended for additional one year periods unless either party gives notice of non-renewal at least 90 days prior to the end of the initial term, or any extensions thereof.

         Pursuant to the agreement, Mr. Ghesani receives a base salary of $150,000 during the first year of the initial term. Annual raises will be determined at the discretion of our Board of Directors. We shall also pay Mr. Ghesani a cash bonus equal to fifteen (15%) percent of the net profits generated by Reliable Networks, Inc. Additional cash bonuses may be given to Mr. Ghesani at the sole discretion of our Board of Directors. Mr. Ghesani is also entitled to additional benefits, including participation in all plans adopted for the general benefit of our employees and executive employees, three weeks of paid vacation and reimbursement for certain expenses.

         The agreement with Mr. Ghesani automatically terminates upon his death. In addition, we may terminate the agreement based on Mr. Ghesani's continued disability, for due cause or without due cause.

Mr. Ghesani may terminate the agreement if we default in payment of amounts due to him in connection with our acquisition of Reliable Networks, Inc., of which he was the sole stockholder. If the agreement is terminated by us for death, disability, due cause, or by Mr. Ghesani without good reason, we will pay Mr. Ghesani any unpaid base salary, cash bonus and reimbursement of expenses through the date of termination. If we terminate Mr. Ghesani's employment for any other reason, or if he terminates the agreement for good reason we will pay him his base salary for the remainder of the term of the agreement.

         Mr. Ghesani's agreement contains standard provision regarding confidentiality and non-competition during and after the term of employment.

Compensation Plans

         iLink Telecom, Inc. Non-Qualified Stock Option Plan

         Effective June 1, 1999, iLink Telecom, Inc., our predecessor, adopted the iLink Telecom, Inc. Non-Qualified Stock Option Plan (the "iLink Plan"). Options granted under the iLink Plan are not intended to be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1954, as amended. Our employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the iLink Plan. The exercise price of the options is determined by our Board of Directors.

         Options granted pursuant to the iLink Plan terminate on the date established by the Board of Directors when the options are granted.

         The iLink Plan is administered by our Board of Directors. The Board of Directors has the authority to interpret the provisions of the iLink Plan and supervise the administration of the iLink Plan. In addition, our Board of Directors is empowered to select those persons to whom options are to be granted, to determine the number of shares subject to each grant of an option and to determine when, and upon what conditions or options granted under the iLink Plan will vest or otherwise be subject to forfeiture and cancellation.

         In the discretion of our Board of Directors, any option granted pursuant to the iLink Plan may include installment exercise terms so that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any options, or any part of any options, are first exercisable. In the discretion of the Board of Directors payment for shares of common stock underlying options may be paid through the delivery of shares of our common stock having an aggregate fair market value equal to the option price, provided that such shares have been owned by the option holder for at least one year prior to the exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors. Options are generally non-transferable except upon death of the option holder.

         Our Board of Directors may at any time, and from time to time, amend, terminate, or suspend the iLink Plan in any manner it deems appropriate, provided that the amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted.

         The iLink Plan is not qualified under Section 401(a) of the Internal Revenue Code, and is not subject to any provisions of the Employee Retirement Income Security Act of 1974.

         The maximum number of shares of our common stock for which options may be granted under the iLink Plan is 500,000. If any option expires or is canceled without having been fully exercised we may regrant that option. Options are not exercisable after ten years after the date we grant them. Options we grant under the iLink Plan generally are not transferable and terminate upon severance of employment.

         As of the date hereof, options to purchase an aggregate of 35,000 shares of common stock exercisable at $4.00 per share are outstanding under the iLink Plan, all of which are currently exercisable.

         2001 Stock Option Plan

         In March 2001, we adopted our 2001 Stock Option Plan (the "2001 Plan"). The purpose of the 2001 Plan is to further our growth, development and financial success by providing additional incentives and personal interest in our company by those responsible for securing our continued growth and success.

         The 2001 Plan is administered by our Board of Directors, and provides for the grant to our employees of both incentive options, intended to qualify under Section 422 of the Internal Revenue Code, and non-qualified options to purchase our common stock. The compensation committee, or Board of Directors if there is no compensation committee, will grant options subject to a vesting schedule, conditions, restrictions and other provisions.

         The price of the shares subject to each option will be equal to the fair market value of the shares on the date we grant them. However, if we grant incentive stock options to an individual owning more than 10% of the total combined voting power of all classes of our stock, the exercise price of the options will not be less than 110% of the fair market value of the underlying shares on the date of grant, as required by Section 162(m) of the Internal Revenue Code. If the aggregate fair market value of our shares with respect to which incentive stock options are exercisable by any person for the first time during any calendar year exceeds $100,000, the options will be treated as non-qualified options.

         A holder of options to purchase our common stock under the 2001 Plan may exercise the options by delivery to us of cash equal to the exercise price, or with approval of the board of directors, shares of our common stock equal to the exercise price, a promissory note equal to the exercise price, or a combination of these forms of payment.

         If the outstanding shares of our common stock are changed into or exchanged for a different number or kind of shares or other securities by reason of reorganization, merger, consolidation, reclassification or combination of shares, we will make adjustments in the number and kind of shares for the purchase of which options may be granted.

         The holders of options under our 2001 Plan will not be considered shareholders of ours unless and until certificates representing shares of our common stock have been issued by us to such holders.

         The maximum number of shares of our common stock for which options may be granted under the 2001 Plan is 5,000,000. If any option expires or is canceled without having been fully exercised we may regrant that option. Options are not exercisable after ten years after the date we grant them. Options we grant under the 2001 Plan generally are not transferable and terminate upon severance of employment.

         As of the date hereof, no options are outstanding under the 2001 Plan.

Compensation Committee Interlocks and Insider Participation

         Each member of our Board of Directors participates in the determination of the level of compensation of our executive officers. Two of such directors, Sajid Kapadia and Haris Syed, are officers of ours.

Limitation of Liability and Indemnification Matters

         Article nine of our certificate of incorporation provides that the personal liability of our directors will be eliminated to the fullest extent permitted by the provisions of paragraph (7) of subsection (b) of ss.102 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented.

         Article ten of our certificate of incorporation provides that we will, to the fullest extent permitted by the provisions of the General Corporation Law of the State of Delaware, as now or hereafter in effect, indemnify all persons whom we may indemnify under such provisions. The indemnification provided by this section shall not limit or exclude any rights, indemnities or limitations of liability to which any person may be entitled, whether as a matter of law, under our bylaws, by agreement, vote of our stockholders or disinterested directors, or otherwise. Except as specifically required by the General Corporation Law of the State of Delaware, as the same exists or may be amended, none of our directors of will be liable to us or our stockholders for monetary damages for breach of his or her fiduciary duty as a director. No amendment to or repeal of this provision of our certificate of incorporation will apply to or have any effect on the liability or alleged liability of any director for or with respect to any acts or omissions of that director occurring prior to the amendment or repeal.

         Under Section 145 of the Delaware General Corporation Law, we have the power, under certain circumstances, to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or contemplated action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of ours, or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including attorneys' fees, and judgments against, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, that type of indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by (i) each of our directors,
(ii) our named executive officer, (iii) each person known by us to be the owner of more than 5% of our outstanding shares of common stock and (iv) all executive officers and directors as a group.

         Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner or securities that can be acquired by such person within 60 days from the date of this prospectus upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that all options, warrants or convertible securities that are held by that person, but not those held by any other person, and which are exercisable within 60 days of the date of this prospectus have been exercised and converted. This table assumes a base of 23,593,173 shares of common stock outstanding as of the date hereof, before any consideration is given to outstanding options, warrants or convertible securities.

         Unless otherwise noted, the address for each of the persons listed below is: c/o 9278 Communications, Inc., 1942 Williamsbridge Road, Bronx, New York 10461.

                                                                                            APPROXIMATE PERCENTAGE
       NAME AND ADDRESS OF BENEFICIAL HOLDER                       NUMBER OF SHARES                 OF CLASS
       -------------------------------------                       ----------------                 --------
       Sajid Kapadia...................................               13,355,125(1)                  56.13%

       Haris Syed......................................                  194,000(2)                     *

       Hanif Bhagat....................................                        0                        *

       All executive officers and directors as a group (6
       persons)........................................               14,549,125                     61.15%
       ----------------------------------------------------

       *         Less than 1%

       (1) Includes warrants to purchase 200,000 shares of our common stock currently held by Mr. Kapadia, which expire on June 13, 2010. Does not include 3,150,000 shares of our common stock to which Mr. Kapadia has been granted proxies.
       (2) Represents shares of common stock held by KAPH Groups, Inc., a company 100% owned by Mr. Syed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In March 2001, Sajid Kapadia, an officer and director of ours, agreed to amend the repayment terms of a $2.0 million promissory note made to him by us at the time of the merger between iLink Telecom, Inc., our predecessor, and 9278 Distributor Inc., in December 1999. As amended, the terms provide for principal repayments by us of (i) $1.0 million on March 31, 2002, and (ii) $1.0 million on December 31, 2002. In consideration for his agreement to extend the payment terms of the note and other consideration, we amended Mr. Kapadia's employment agreement to provide that he will receive an annual bonus equal to five (5%) percent of our gross profit. This bonus compensation may be paid in cash, or with restricted shares of our common stock based upon a price per share 75% of the fair market value of the shares, at Mr. Kapadia's sole discretion. Mr. Kapadia had previously extended the payment terms of this promissory note, in June 2000. At that time, in consideration for his agreement to extend the repayment terms of the note, we issued him a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.625 per share. The warrant vested immediately as to 100% of the shares of common stock underlying the warrant and is exercisable for ten years from the date of the grant.

         In December 2000, we acquired Reliable Networks, Inc., a company controlled by Nasir Ghesani, an officer of ours. Mr. Ghesani was not an officer of ours at the time of the acquisition. In connection with the acquisition, Mr. Ghesani was issued: (i) a cash payment in the amount of $1.0 million, (ii) 1,000,000 shares of our common stock, and (iii) three promissory notes, in the aggregate amount of $1.0 million. If, on the one year anniversary of our acquisition of Reliable, the fair market value of the 1,000,000 shares issued to Mr. Ghesani is less than $4.0 million, we shall issue him additional shares of our common stock equal to the difference between $4.0 million and the fair market value of the 1,000,000 shares, not to exceed 1,000,000 additional shares.

         In March 2000, we sold an aggregate of 154,000 shares of our common stock to six different investors at a price of $2.00 per share and exchanged 250,000 shares of our common stock for $500,000 of advances from Sajid Kapadia, an officer and director of ours. Haris Syed, an officer and director of ours, purchased 37,500 shares in this offering. Sohel Kapadia, the brother of an officer of ours, purchased 32,500 shares in this offering.

         In December 1999, iLink Telecom, Inc., our predecessor, agreed to purchase 9278 Distributor Inc., a company controlled by Sajid Kapadia, an officer and director of ours. Mr. Kapadia was not an officer or director of iLink. In connection with that merger, the shareholders of 9278 Distributor were issued an aggregate of 14,900,000 shares of our common stock, as well as a dividend of $3.0 million, of which $1.0 million was paid in December 1999 and the balance of $2.0 million was in the form of a two-year promissory note. Of these shares, 13,205,125 were issued to Mr. Kapadia. In addition to such shares, Mr. Kapadia was granted proxies to vote an aggregate of 2,150,000 additional shares of our common stock.

         In December 1999, we entered into a sublease agreement with Sajid Kapadia, an officer and director of ours, pursuant to which we sublease the entire premises at 1942 Williamsbridge Road, Bronx, New York as our corporate offices, at an annual rent of $63,000. The rental terms of the sublease agreement are substantially the same as the terms under which Mr. Kapadia leases the space.

                                    PART IV

Item 13.          Exhibits, Financial Statement Schedules and Reports On
                  Form 8-K.

(a)      The following documents are filed as part of this report:

         (1) Financial Statements. See Index to Consolidated Financial Statements in Item 8 hereof.

         (2)      Financial Statement Schedules.

                  None

         (3)      Exhibits.


 Exhibit Number    Description of Exhibit
---------------    ----------------------
       2.1         Agreement and Plan of Merger, dated December 17, 1999, among iLink Telecom, Inc.,
                   9278 Distributors Acquisition Corp. and 9278 Distributor Inc.***

       2.2         Agreement and Plan of Merger, dated April 24, 2000, between the Company and 9278 Communications,
                   Inc., a Nevada corporation *****

       2.3         Agreement and Plan of Merger, dated December 8, 2000, among Reliable Networks, Inc., Nasir
                   Ghesani, Reliable Acquisition Corp. and the Company******

       3.1         Certificate of Incorporation of the Company*****

       3.2         Bylaws of the Company*****

       4.1         Specimen Common Stock Certificate of the Company**

       4.2         Non-Qualified Stock Option Plan of the Company****

       4.3         2001 Stock Option Plan of the Company*

       4.4         Amended and Restated Promissory Note, in the Amount of $2.0 million, made by the Company to Sajid
                   Kapadia, dated December 10, 1999*

       4.5         Promissory Note, in the amount of $400,000, made by the Company to Nasir Ghesani, dated
                   December 8, 2000******

       4.6         Promissory Note, in the amount of $100,000, made by the Company to Nasir Ghesani, dated
                   December 8, 2000******

       4.7         Promissory Note, in the amount of $500,000, made by the Company to Nasir Ghesani, dated
                   December 8, 2000******







      10.1         Employment Agreement, dated December 10, 1999, between the Company and Sajid Kapadia****

      10.2         Employment Agreement, dated December 8, 2000, between the Company, Reliable Acquisition Corp. and
                   Nasir Ghesani******

      10.3         Amendment, dated March 22, 2000, to Employment Agreement between the Company and Sajid Kapadia*

      21.1         Subsidiaries of the Company*


------------------------------------

*                  Filed herewith
**                 Incorporated by reference from the Company's registration statement on Form SB-2 (Registration
                   No. 333-84845)
***                Incorporated by reference from the Company's report on Form 8-K, dated December 10, 1999
****               Incorporated by reference from the Company's report on Form 10-KSB for the year ended December
                   31, 1999
*****              Incorporated by reference from the Company's report on Form 10-QSB for the three-month period ended March 31, 2000
******             Incorporated by reference from the Company's report on Form 8-K, dated December 8, 2000

         (b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 1999:

                  On December 12, 2000, we filed a Current Report on Form 8-K, dated December 8, 2000, to report the merger of Reliable Networks, Inc., a New York Corporation, with and into a wholly-owned subsidiary of ours. As a result of the merger, Reliable's sole shareholder was issued: (i) a cash payment in the amount of $1.0 million, (ii) 1,000,000 shares of our common stock, and (iii) three notes in the aggregate amount of $1.0 million. The number of shares and amount of the notes issued are subject to adjustment under certain circumstances. In connection with the merger, Reliable's sole shareholder entered into an employment agreement with us to serve as the President of the combined company through December 31, 2002.

                  On February 9, 2001, we filed an amendment to the Current Report on Form 8-K/A, dated December 8, 2000, to include the financial statements of Reliable Networks, Inc. and certain pro forma financial data.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           9278 COMMUNICATIONS, INC.

Date:  April 16, 2001                      By:  /s/ Sajid Kapadia
                                                ------------------------------
                                                Sajid Kapadia, Chairman,
                                                Chief Operating Officer
                                                and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Sajid Kapadia                        Chairman, Chief Executive Officer,                    April 16, 2001
-----------------------------------      (Principal Executive Officer and Director)
Sajid Kapadia

/s/ Haris Syed                           President and Director                                April 16, 2001
-----------------------------------
Haris Syed

/s/ Jim Scigliano                        Chief Financial Officer (Principal Accounting and     April 16, 2001
-----------------------------------      Financial Officer)
Jim Scigliano