Form 10-Q
period 2001-03-31
9278 COMMUNICATIONS INC
filed 2001-05-21
CIK 1081831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from                to
                                     ---------------    ----------------

                       Commission file number: 333-37654
                                               ---------

                            9278 COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    98-0207906
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                 1942 Williamsbridge Road, Bronx, New York 10461
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (718) 887-9278
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes    No
   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value - 23,943,002 shares issued and outstanding as of May 18, 2001
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS
                                     ------

                                                                                      March 31,             December 31,
                                                                                        2001                    2000
                                                                                        ----                    ----
Current Assets:
      Cash and cash equivalents                                                       $ 4,705,349            $ 4,114,651
      Marketable securities                                                                23,682                 20,962
      Accounts receivable, less allowance for doubtful accounts of $675,000             6,760,832              6,844,833
      Inventory                                                                         4,261,741              3,582,040
      Prepaid expenses                                                                     95,986                      -
                                                                                     ------------           ------------

            Total Current Assets                                                       15,847,590             14,562,486
                                                                                     ------------           ------------

Furniture and Equipment - Net                                                             843,752                653,597

Goodwill, net of accumulated amortization of $66,227 and $17,154 respectively           3,817,932              3,884,159

Other Assets                                                                              143,343                 40,743
                                                                                     ------------           ------------
                                                                                     $ 20,652,617           $ 19,140,985
                                                                                     ============           ============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                      ------------------------------------

Current Liabilities
      Accounts payable and accrued expenses                                          $ 16,012,273           $ 14,618,528
      Current maturities of notes payable                                               1,049,647                904,936
      Current maturities of debt obligations                                               49,983                 48,023
                                                                                     ------------           ------------

            Total Current Liabilities                                                  17,111,903             15,571,487
                                                                                     ------------           ------------

Notes payable, shareholder, less current maturities                                     1,000,000              2,000,000

Debt obligations, less current maturities                                                  90,650                103,071
                                                                                     ------------           ------------

                                                                                       18,202,553             17,674,558
                                                                                     ------------           ------------
Shareholders' equity
      Convertible preferred stock
        Class B, $0.001 par value, 5,000,000 shares authorized
          280  and 505 shares issued and outstanding, respectively                        280,000                505,000
      Common Stock, $0.001 par value; 40,000,000 shares authorized,
        23,593,153 and 23,166,969 shares issued and outstanding, respectively              23,593                 23,166
      Paid in capital                                                                   7,967,825              7,743,252
      Accumulated Deficit                                                              (5,821,354)            (6,804,991)
                                                                                     ------------           ------------

            Total Shareholders' Equity                                                  2,450,064              1,466,427
                                                                                     ------------           ------------

                                                                                     $ 20,652,617           $ 19,140,985
                                                                                     ============           ============


The accompanying notes are an integral part of these financial statements

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                      2001                   2000
                                                                      ----                   ----
Sales                                                            $ 37,438,730           $ 16,882,918

Cost of Sales                                                      34,715,305             16,181,991
                                                                 ------------           ------------

Gross Profit                                                        2,723,425                700,927

Operating Expenses
      Selling                                                         386,484                  7,967
      General and administrative                                    1,139,696                481,650
      Depreciation and amortization                                   115,002                 31,703
      Loss on disposition of assets                                         -                363,367
      Provision for bad and doubtful debts                             52,270                263,474
      Interest expense                                                 45,458                 45,027
      Unrealized gain on investment in securities                      (2,693)                     -
                                                                 ------------           ------------

                                                                    1,736,217              1,193,188
                                                                 ------------           ------------

Income/(Loss) from Operations Before Income Taxes                     987,208               (492,261)

Provision for Income Taxes                                              3,571                      -
                                                                 ------------           ------------

Net Income / (Loss) attributable to common shareholders             $ 983,637               (492,261)
                                                                 ============           ============

Basic and diluted earnings (loss) per share                            $ 0.04                $ (0.02)
                                                                 ============           ============

Shares used in the calculation of earnings per share               23,593,153             20,003,337
                                                                 ============           ============





The accompanying notes are an integral part of these financial statements

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                          2001                   2000
                                                                                          ----                   ----
Cash Flows from Operating Activities
      Net Income / (Loss)                                                              $ 983,637             $ (492,261)
      Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                                115,002                 31,703
            Provision for doubtful accounts                                                    -                263,474
            Unrealized gain on investment in securities                                   (2,693)                     -
            Loss on sale of equipment                                                          -                370,837
      Changes in assets and liabilities, net of acquisitions:
            Accounts receivable                                                          231,905               (481,667)
            Inventory                                                                   (611,686)               374,869
            Prepaid expenses and other current assets                                    (95,986)               (43,452)
            Other assets                                                                  (2,627)               (12,760)
            Accounts payable, accrued expenses and other current liabilities           1,280,068               (392,607)
                                                                                     -----------              ---------

Net Cash provided by (used in) Operating Activities                                    1,897,620               (381,864)
                                                                                     -----------              ---------

Cash flows from Investing Activities
      Acquisition of property and equipment                                             (233,430)              (207,996)
      Acquisition of  businesses                                                        (207,742)                     -
                                                                                     -----------              ---------

Net Cash used in Investing Activities                                                   (441,172)              (207,996)
                                                                                     -----------              ---------

Cash flows From Financing Activities
      Notes and advances payable, shareholder                                           (855,289)                     -
      Principal payments on debt obligations                                             (10,461)               (16,540)
      Issuance of common stock                                                                 -                908,000
                                                                                     -----------              ---------

Net cash flows from Financing Activities                                                (865,750)               891,460
                                                                                     -----------              ---------

Net Increase in Cash and Cash Equivilents                                                590,698                301,600

Cash and Cash Equivilents - Beginning of Period                                        4,114,651                 26,192
                                                                                     -----------              ---------

Cash and Cash Equivilents - End of Period                                            $ 4,705,349              $ 327,792
                                                                                     ===========              =========



The accompanying notes are an integral part of these financial statements

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                                                       Additional       Retained
                                         Preferred       Number                         Paid-in         Earnings
                                           Stock       of shares          Amount        Capital         (Deficit)
                                        ---------      ----------        --------     -----------      -------------
Balance at January 1, 2001              $ 505,000      23,166,969        $ 23,166     $ 7,743,252      $ (6,804,991)

Conversion of preferred stock to
      common stock                       (225,000)        426,184             427         224,573

Net Income for the three months
      ended March 31, 2001                      -               -               -               -          983,637
                                        ---------      ----------        --------     -----------      -------------
                                        $ 280,000      23,593,153        $ 23,593     $ 7,967,825      $ (5,821,354)
                                        =========      ==========        ========     ===========      =============




The accompanying notes are an integral part of these financial statements

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS



1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated unaudited financial statements of 9278 Communication Inc. and subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000, included in the Company's Form 10-KSB as filed with the SEC. The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of the management, considered necessary for a fair presentation of results for these interim periods. Operating results for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.


2 - NATURE OF BUSINESS

         The Company markets and distributes prepaid telephone cards to small retail establishments and distributors, primarily located in the New York Metropolitan area and surrounding areas in the Northeastern United States.

Inventories

         Inventories consist of prepaid telephone cards that are stated at the lower of cost (first-in, first-out) or market.

Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting of Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes for the three months ended March 31, 2001 reflects the utilization of the Company's net operating loss carryforwards.


                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


2 - EARNINGS PER SHARE

         Basic earning per common share is calculated by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share for the three months ended March 31, 2001 and 2000 excludes all potentially dilutive securities, as the effect of the related incremental shares (235,000 and 25,000 shares in 2001 and 2000, respectively) would be antidilutive. The dilutive effect of outstanding referred stock was not material.


3 - ACQUISITIONS

         On January 23, 2001, the Company purchased certain assets of two of its distributors in an asset purchase transaction, wherein the Company acquired all the accounts receivables, inventories, fixed assets and customer lists of the distributors net of accounts payable. The Company paid $100,000 in excess of their net assets for the customer lists. A summary of the transactions is as follows:

         Assets purchased:
             Accounts receivable                     $  147,904
             Inventories                                 68,015
             Other assets                                 5,500
             Customer lists                             100,000
                                                     ----------

                                                        321,619
         Liabilities assumed:
            Accounts payable                           (113,677)
                                                     ----------

         Net assets acquired                            207,742
                                                     ----------

         Cash paid                                      207,742
                                                     ----------



         Pro-forma results of operations are not presented, as they are not material to the historical results presented herein.


                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS



4 - INVESTMENTS

         On January 29, 2001 the Company acquired a 27% equity interest in DMS Acquisition Corp., (a Delaware Corporation), as an inducement to enter into a long-term distribution agreement with DMS Acquisition Corp. DMS Acquisition Corp. is a facility-based carrier of long distance telephone service. On February 8, 2001 DMS Acquisition Corp. was a party to a triangular merger with Capital One Ventures Corp. (a NOTC publicly traded company) with Capital One Ventures Corp. as the surviving entity. DMS Acquisition Corp. became a wholly owned subsidiary of Capital One Ventures Corp. Simultaneous with the merger Capital One Ventures Corp. changed the corporate name to Cirus Telecom, Inc. ("Cirus"). As a result of the merger, the Company's equity interest of 8,100,000 shares of Cirus was diluted to 18%. The Company's investment in Cirus is restricted and subject to other conditions pursuant to the service agreement. The investment in Cirus is accounted for at cost and is not material to the Company's financial position. Cirus Telecom Inc. trades under ticker symbol "CTLE".


5 - NOTES AND ADVANCES PAYABLE, SHAREHOLDER

         On December 10, 1999 the Company declared $3,000,000 in dividends, of which $1,000,000 was paid at that time. On December 13, 1999, the Company executed a promissory note for the benefit of the shareholders in the amount of $2,000,000, payable to the Company's chief executive officer, who is also a shareholder. A principal payment of $1,000,000 was originally due on June 13, 2000, and the second payment was originally payable on December 13, 2001. In consideration for deferring these payments, on June 13, 2000, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.625 per share. The warrants vested immediately and are exercisable until 2010.

         Further, on March 22, 2001, the Company amended the terms of these promissory notes to defer the payments to March 31, 2002 and December 31, 2002, respectively, reserving the right to prepay on the note prior to the due date.

         Interest on the note is payable at a rate of 8%. For the three months ended March 31, 2001, interest expense on this note was $40,000 and was paid in full as of that date.


6 - RELATED PARTY TRANSACTIONS

         Sales of inventory to a customer who is related to an officer were approximately $4,288,000 and $1,200,000 for the three months ended March 31, 2001 and 2000 respectively. The Company also purchases inventory from this customer during this period in the amount of $2,525,000.

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS



7 - LITIGATION

         For the year ended December 31, 1999, purchases from one telephone card supplier were approximately 55% of total purchases. In November 1999, the Company commenced an action against this supplier to recover damages resulting from cancellation of the telephone card purchases by the Company. The supplier subsequently counter sued. In the Company's opinion, with which its legal counsel concurs, no material liability will result from the counter suit. The Company incurred a loss of $553,547, which was reflected in the fourth quarter of 1999. The Company is doubtful as to the prospects for recovery against such loss. The Company subsequently mitigated, in substantial part, its reliance on this supplier by increasing its purchases from other vendors.

         In November 1999, a distributor of the Company's prepaid telephone cards instituted an action for approximately $600,000, based on a purported breach of oral contract by the Company. The Company filed an answer and counterclaim against the distributor for approximately $600,000 of unpaid invoices. The Company believes it has meritorious defenses to the claims of the distributor and is pursuing its claim for unpaid invoices. The Company has provided an allowance for doubtful accounts equal to the total unpaid invoices.


8 - SUBSEQUENT EVENTS

         Between April 1, 2001 and May 18, 2001, the remaining 280 preferred shares were converted into 349,829 common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and related footnotes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for products we distribute and products offered by competitors, as well as general conditions of the telecommunications marketplace.

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

         Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores and discount stores. The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to them. We purchase large volumes of branded prepaid phone cards from long distance carriers and/or resellers and resell the cards in smaller quantities, together with cards from other carriers and/or private label cards we distribute, to the independent distributor for ultimate distribution to the retailer outlets.

         We purchase branded cards at a discount from the face value of the card, and resold to the distributor at a slightly lower discount. The difference between the two discount rates, typically from 3% to 8%, represents the gross margin we retain. We purchase branded cards on varying terms, from C.O.D. to an as-used basis. Sales of our products are generally made on a net 14 day basis.

         Private label cards are generally designed and produced by us, utilizing card numbers and PINs provided by the telecommunications' carrier or reseller providing the long distance service for the card. We incur the up-front expense of printing the phone cards. However, we do not pay the long distance carrier until it activates the cards, which occurs upon our sale to the distributor. Accordingly, through the use of private label cards, our cost of inventory is significantly reduced, as purchases are effectively made on an as-needed basis. In addition, private label cards generally provide us with the ability to achieve a greater gross margin percentage, typically ranging from 6% to 10%.

         We are seeking to develop and acquire rights to additional prepaid telecommunications services and other prepaid products or services to diversify our product offerings and increase our overall gross margin. In the short-term, additional costs related to the development or acquisition of such products may have an impact on our net profits.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Net sales increased $20,556,000 to $37,439,000 for the three months ended March 31, 2001, up 121.8% from net sales of $16,883,000 for the three months ended March 31, 2000. The increase in net sales was primarily due to our acquisitions and geographic expansion in the third and fourth quarters of calendar year 2000 and, to a lesser extent, the first quarter of 2001. In September 2000, we opened two offices, one in Yonkers, New York and one in Silver Springs, Maryland, which accounted for an aggregate of $4,800,000 in sales in the first quarter of 2001. In December 2000, we acquired Reliable Networks, Inc., a competitor of ours located in Queens, New York, which accounted for $11,100,000 in sales in the first quarter of 2001. In January 2001, we acquired the assets of two separate distributors in Connecticut and opened an office in Connecticut, which accounted for an aggregate of $1,500,000 in sales in the first quarter of 2001. Same location sales increased in the first quarter of 2001 by approximately $3,100,000, from $20,000,000 in 2001 to $16,900,000 million in the year prior.

         Gross profit increased to $2,723,000 for the three months ended March 31, 2001, as compared to $701,000 in the same period in 2000, as a result of increased volume and greater sales margins. As a percentage of sales, gross profit increased to 7.27% for the three months ended March 31, 2001, as compared to 4.15% for the same period in 2000. This increase in gross profit was attributable to our addition of higher margin private label cards, slightly offset by the decrease in margins attributable to branded products and increasing competition from additional cards entering the marketplace.

         Operating expenses for the three months ended March 31, 2001 increased by $543,000 to $1,736,000, an increase of 45.5% over operating expenses of $1,193,000 for the three months ended March 31, 2000. Selling expenses increased to $386,000 in the first quarter of 2001, from $8,000 for the same period in 2000, as a result of our utilizing commissioned sales staff to make bulk sales. In addition, general and administrative expenses increased to $1,140,000 for the three months ended March 31, 2001, as compared to $482,000 for the same period in 2000. This increase was primarily due to an increase in salaries of $235,000 that is directly related to our growth, an increase in professional fees of $219,000 due to legal, accounting and consulting fees incurred primarily in connection with our acquisitions and costs of litigation, and an increase in trade publication advertising of $71,000. The remainder of the increase in general and administrative expenses of approximately $127,000 reflects the normal escalation of overhead required to support our growth.

         Depreciation and amortization for the three months ended March 31, 2001 equaled $115,000, an increase of $83,000 compared to the same period in 2000. The increase is comprised of $46,000 in increased depreciation of fixed assets and $37,000 in increased amortization of goodwill. In the three months ended March 31, 2000, we recorded a loss on the disposition of assets of $363,000 and a provision for bad debts of $263,000. During the three months ended March 31, 2001, the provision for bad debts was only $52,000.

         We had a net profit of $984,000 for the three months ended March 31, 2001, as compared to a loss of $492,000 for the three months ended March 31, 2000. The increase in net income was due to the increase in sales volume and gross profit margins, improved internal controls for overhead, reduced bad debt and the lack of any other significant losses. For purposes of earnings per share, net income/loss attributable to common stock reflects net income of $984,000 for the three months ended March 31, 2001 as compared to a net loss of $492,000 for the three months ended March 31, 2000.

CAPITAL RESOURCES

         At March 31, 2001, we had total current assets of approximately $15,848,000. This included $4,705,000 in cash, $4,262,000 of inventory and
$6,761,000 of accounts receivable. Our cash balances vary significantly from day-to-day due the large volume of purchases and sales we make from the various prepaid phone card companies and the numerous distributors to whom we sell cards.

         We generated $1,898,000 in cash from operating activities during the three months ended March 31, 2001, as compared to $382,000 during the same period in 2000. Increases in cash flows during the three months ended March 31, 2001, are related to the higher net income, increases in accounts payable, and decreases in accounts receivable offset by increases in inventory and prepaid expenses. The decrease in accounts receivable has been achieved in spite of sales increasing by 121.8%, through the reduction in average collection time from 31 days as of December 31, 2000 to 16 days as of March 31, 2001.

         Cash utilized for investing activities amounted to $441,000 during the three months ended March 31, 2001, utilized to acquire additional fixed assets and acquire another business operation. Cash utilized for financing activities amounted to $866,000 during the three months ended March 31, 2001 to pay down notes payable and principal on debt obligations.

         We believe that existing cash and cash equivalents, cash flow from operations and available vendor credit will be sufficient to meet our planned working capital and capital expenditure budget through the remainder of 2001. However, there are no assurances that we will not be required to seek additional financing. If we are required to seek other sources of financing, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that we will be able to otherwise satisfy our short-term cash flow needs from other sources in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are subject to certain legal proceedings and claims which have arisen in the ordinary course of our business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect on our financial position, results of operations or liquidity. We are also subject to other legal proceedings which we have previously disclosed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In May 2001, pursuant to an automatic conversion provision of our series B convertible preferred stock, the final 280 shares of our series B convertible preferred stock were converted into 349,829 shares of our common stock. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

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

ITEM 5.  OTHER INFORMATION.

         On May 14, 2001, we engaged Grant Thornton LLP to act as our independent auditors. We have not consulted Grant Thornton LLP during the two most recent fiscal years, or any subsequent period prior to their engagement, regarding the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on our financial statements. The appointment of Grant Thornton LLP as our independent auditors was approved by our board of directors on May 14, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

3.1      Certificate of Incorporation of the Company(1)

3.2      Bylaws of the Company(1)

4.1      2001 Stock Option Plan of the Company(2)

10.1 Amendment, dated March 22, 2001, to the Employment Agreement between the Company and Sajid Kapadia(2)


---------------------
(1) Incorporated by reference from the Company's report on Form 10-QSB for the three-month period ended March 31, 2000

(2) Incorporated by reference from the Company's report on Form 10-KSB for the year ended December 31, 2000

         (b)      Reports on Form 8-K.

         On December 12, 2000, we filed a Current Report on Form 8-K, dated December 8, 2000, to report the merger of Reliable Networks, Inc., a New York Corporation, with and into a wholly-owned subsidiary of ours. As a result of the merger, Reliable's sole shareholder was issued: (i) a cash payment in the amount of $1.0 million, (ii) 1,000,000 shares of our common stock, and (iii) three notes in the aggregate amount of $1.0 million. The number of shares and amount of the notes issued are subject to adjustment under certain circumstances. In connection with the merger, Reliable's sole shareholder entered into an employment agreement with us to serve as the President of the combined company through December 31, 2002. On February 9, 2001 and April 13, 2001, we filed amendments to the Current Report on Form 8-K/A, dated December 8, 2000, to include the financial statements of Reliable Networks, Inc. and certain pro forma financial data.

         On May 1, 2001, we filed a Current Report on Form 8-K to report the resignation of Friedman Alpren & Green LLP as our independent auditors, as of April 24, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         9278 COMMUNICATIONS, INC.



Date:   May 21, 2001                     By    /s/ James Scigliano
                                               ----------------------------
                                               James Scigliano
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)