Form 10-Q
period 2001-06-30
9278 COMMUNICATIONS INC
filed 2001-08-14
CIK 1081831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934
                              For the quarterly period ended June 30, 2001
                                                            --------------------

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934
                              For the transition period            to
                                                       ------------  -----------

                              Commission file number: 333-37654
                                                     ---------------------------

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

Yes  X     No
   -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

              Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes        No
   -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

              State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value - 23,943,002 shares issued and outstanding as of August 14, 2001
------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                              June 30,              December 31,
                                                                                                2001                    2000
                                                                                                ----                    ----
                                                                                             (UNAUDITED)
                                             ASSETS
Current Assets:
      Cash and cash equivalents                                                              $ 6,276,759              $ 4,114,651
      Marketable Securities                                                                            -                   20,962
      Accounts receivable, less allowance for doubtful accounts
         of $710,000 and $675,000 at June 30, 2001 and  December 31, 2000 respectively        10,712,216                6,844,833
      Inventory                                                                                6,946,857                3,582,040
      Prepaid expenses and all other current assets                                               84,534                        -
                                                                                            ------------             ------------
           Total Current Assets                                                               24,020,366               14,562,486
                                                                                            ------------             ------------

Furniture and Equipment - Net of accumulated depreciation of $234,574 and
        $133,378 at June 30, 2001 and December 31, 2000 respectively                             908,193                  653,597
Goodwill, net of accumulated amortization of $150,070 and $17,154
        at June 30, 2001 and December 31, 2000 respectively                                    3,851,243                3,884,159
Other Assets                                                                                      43,371                   40,743
                                                                                            ------------             ------------
                                                                                            $ 28,823,173             $ 19,140,985
                                                                                            ============             ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                                 $ 23,958,525             $ 14,594,273
      Current maturities of notes payable                                                          4,647                  904,936
      Current maturities of Debt obligations                                                      41,855                   48,023
      Income taxes payable                                                                         3,000                   24,255
                                                                                            ------------             ------------
           Total Current Liabilities                                                          24,008,027               15,571,487
                                                                                            ------------             ------------

Notes payable, shareholder, less current maturities                                            1,040,000                2,000,000

Debt obligations, less current maturities                                                         82,692                  103,071
                                                                                            ------------             ------------
                                                                                              25,130,719               17,674,558
                                                                                            ------------             ------------

Shareholders' equity
      Convertible preferred stock
        Class B, $0.001 par value, 5,000,000 shares authorized
        0  and 505 issued and outstanding, respectively                                                -                  505,000
      Common Stock, $0.001 par value; 40,000,000 shares
        authorized, 23,942,982 and 23,166,969 issued and outstanding, respectively                23,943                   23,166
      Paid in capital                                                                          8,247,475                7,743,252
      Accumulated Deficit                                                                     (4,578,964)              (6,804,991)
                                                                                            ------------             ------------
           Total Shareholders' Equity                                                          3,692,454                1,466,427
                                                                                            ------------             ------------
                                                                                            $ 28,823,173             $ 19,140,985
                                                                                            ============             ============

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                                             ----------------------------     -----------------------------
                                                                 2001            2000             2001              2000
                                                                 ----            ----             ----              ----

Sales                                                        $ 49,578,900    $ 16,857,595     $ 87,017,630     $ 33,740,513

Cost of Sales                                                  46,387,665      15,820,410       81,102,970       32,002,401
                                                             ------------    ------------     ------------     ------------

Gross Profit                                                    3,191,235       1,037,185        5,914,660        1,738,112

Operating Expenses
      Selling                                                     177,292         146,546          563,776          154,513
      General and administrative                                1,558,469         646,038        2,698,164        1,127,688
      Depreciation and amortization                               119,110          55,740          234,112           87,443
      Loss on Disposition of Assets                                     -               -                -          363,367
      Bad and Doubtful Debts                                       69,347          40,000          121,617          303,474
      Interest expense                                             24,881          42,532           70,339           87,559
      Realized (Gain) on Investment in Securities                  (6,428)              -           (9,121)               -
                                                             ------------    ------------     ------------     ------------
                                                                1,942,671         930,856        3,678,887        2,124,044

Income/(Loss) from Operations Before Income Taxes               1,248,564         106,329        2,235,773         (385,932)

Provision for Income Taxes                                          6,175               -            9,746                -
                                                             ------------    ------------     ------------     ------------

Net Income / (Loss) attributable to common stock                1,242,389         106,329     $  2,226,027         (385,932)
                                                             ============    ============     ============     ============

Basic and diluted earnings (loss) per share                  $       0.05    $       0.01     $       0.10     $      (0.02)
                                                             ============    ============     ============     ============

Shares used in the calculation of earnings per share           23,643,089      20,152,356       23,394,762       20,301,374
                                                             ============    ============     ============     ============

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)




                                                                      2001                     2000
                                                                      ----                     ----
Cash Flows From Operating Activities
      Net Income / (Loss)                                         $ 2,226,027               $ (385,932)
      Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                              234,112                   87,443
           Provision for Doubtful Accounts                             35,000                  303,474
           Issuance of stock for services rendered                          -                   30,000
           Loss attributable to sale of equipment                           -                  363,367
      Changes in current assets and liabilities:
           Accounts receivable                                     (3,754,480)              (1,290,203)
           Inventory                                               (3,296,802)                 150,317
           Prepaid expenses                                           (84,534)                 (57,227)
           Other Assets                                                (2,628)                 (12,760)
           Accounts payable                                         9,250,575                  271,770
           Income taxes payable                                       (21,255)                       -
                                                                  -----------               ----------

Net Cash provided by (used in) Operating Activities                 4,586,015                 (539,751)
                                                                  -----------               ----------

Cash flows From Investing Activities
      Acqusition of property and equipment                           (350,292)                (234,217)
      Acqusition of  businesses in Connecticut                       (207,741)                       -
      Disposition of Marketable Securities                             20,962                        -
                                                                  -----------               ----------

Net Cash used in Investing Activities                                (537,071)                (234,217)
                                                                  -----------               ----------

Cash flows From Financing Activities
      Notes and Advances Payable, shareholder                        (960,289)                   2,808
      Notes Payable - Other                                          (900,000)                       -
      Notes Payable - leases                                                -                   75,000
      Principal payments on debt obligations                          (26,547)                 (38,445)
      Issuance of common stock                                              -                  923,000
                                                                  -----------               ----------

Net cash (used in) provided by Financing Activities                (1,886,836)                 962,363
                                                                  -----------               ----------

Net Increase (Decrease) in Cash and Cash Equivilents              $ 2,162,108                $ 188,395
                                                                  -----------               ----------

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,



                                                                                 2001                     2000
                                                                                 ----                     ----
Net Increase (Decrease) in Cash and Cash Equivilents                         $ 2,162,108                $ 188,395

Cash and Cash Equivilents - Beginning of Period                                4,114,651                   26,192
                                                                             -----------                ---------

Cash and Cash Equivilents - Ending of Period                                 $ 6,276,759                $ 214,587
                                                                             ===========                =========

Supplemental disclosure of cash flow information:

      Cash paid for interest                                                    $ 70,339                  $ 7,559
      Cash paid for taxes                                                          6,746                    4,555

Noncash investing and financing activities

      Equipment acquired under capital leases                                          -                   75,000
      Conversion of notes and advances payable, shareholder
           for common stock                                                            -                  500,000
      Conversion of preferred stock to common stock                              505,000                  425,000
      Common stock issued  for services rendered                                       -                   30,000

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)


                                                                                                    Retained
                                    Preferred        Number                       Additional        Earnings
                                      Stock        of shares        Amount     Paid-in Capital      (Deficit)          Total
                                      -----        ---------        ------     ---------------      ---------          -----
Balance at January 1, 2001         $ 505,000      23,166,969      $ 23,166       $ 7,743,252      $ (6,804,991)     $ 1,466,427

Conversion of preferred stock
      to common stock               (505,000)        776,013           777           504,223                 -      $         -

Net income for the six months
      ended June 30, 2001                  -               -             -                 -         2,226,027      $ 2,226,027
                                   ---------      ----------      --------       -----------      ------------      -----------

                                   $       -      23,942,982      $ 23,943       $ 8,247,475      $ (4,578,964)     $ 3,692,454
                                   ---------      ----------      --------       -----------      ------------      -----------

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTION

         The accompanying condensed consolidated unaudited financial statements of 9278 Communications Inc. and subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures generally required by accounting principles generally accepted in the United States and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000, included in the Company's Form 10-KSB as filed with the SEC. The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of the management, considered necessary for a fair presentation of results for these interim periods. Operating results for the six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

2 - NATURE OF BUSINESS

         The Company markets and distributes prepaid telephone cards to small retail establishments and distributors across the United States.

Inventories

         Inventories consist of prepaid telephone cards that are stated at the lower of cost (first-in, first-out) or market.

Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting of Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes for the six months ended June 30, 2001 reflects the utilization of the Company's net operating loss carryforwards in the amount of approximately $3,100,000 from prior years. At June 30, 2001 net operating losses of approximately $875,000 are available to be setoff against possible future taxable income.

                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

3 - EARNINGS PER SHARE

         Basic earning per common share is calculated by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the six months ended June 30, 2001 and 2000 excludes all potentially dilutive securities, as the effect of the related incremental shares (210,000 and 235,000 shares in 2001 and 2000, respectively) would be antidilutive.

4 - ACQUISITIONS

         On January 23, 2001, the Company purchased certain assets of two of its distributors in an asset purchase transaction, wherein the Company acquired all the accounts receivables, inventories, fixed assets and customer lists of the distributors net of accounts payable. The Company paid $100,000 in excess of their net assets for the customer lists. A summary of the transactions is as follows:

         Assets purchased:
             Accounts receivable                 $ 147,904
             Inventories                            68,015
             Other assets                            5,500
             Customer lists                        100,000
                                                 ---------
                                                   321,419

         Liabilities assumed:
             Accounts payable                     (113,677)
                                                 ---------

         Net assets acquired                     $ 207,742
                                                 ---------

         Cash Paid                               $ 207,742
                                                 ---------


         Pro-forma results of operations are not presented, as they are not material to the historical results presented herein.

5 - INVESTMENTS

         On January 29, 2001 the Company acquired a 27% equity interest in DMS Acquisition Corp., (a Delaware Corporation), as an inducement to enter into a long-term distribution agreement with DMS Acquisition Corp. DMS Acquisition Corp. is a facility-based carrier of long distance telephone service. On February 8, 2001 DMS Acquisition Corp. was a party to a triangular merger with Capital One Ventures Corp. (an OTC publicly traded company) with Capital One Ventures Corp. as the surviving entity. DMS Acquisition Corp. became a wholly owned subsidiary of Capital One Ventures Corp. Simultaneous with the merger Capital One Ventures Corp. changed the corporate name to Cirus Telecom, Inc. ("Cirus"). As a result of the merger, the Company's equity interest of 8,100,000 shares of Cirus was diluted to 18%. The Company's investment in Cirus is restricted and subject to other conditions pursuant to the service agreement. The investment in Cirus is accounted for at cost and is not material to the Company's financial position. Cirus Telecom Inc. trades under ticker symbol "CTLE".

                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

6 - NOTES AND ADVANCES PAYABLE, SHAREHOLDER

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

            Further, on March 22, 2001, the Company amended the terms of these promissory notes to defer the payments to March 31, 2002 and December 31, 2002, respectively, reserving the right to prepay on the note prior to the due date. As of June 30, 2001, the Company had repaid $960,000 on this note.

            Interest on the note is payable at a rate of 8%. For the six months ended June 30, 2001, interest expense on this note was $60,000 and was paid in full as of that date.

7 - RELATED PARTY TRANSACTIONS

         Sales of inventory to a customer who is related to an officer were approximately $11,628,000 and $3,088,000 for the six months ended June 30, 2001 and 2000 respectively. The Company also purchased inventory from this customer during this period in the amount of $5,839,000 in 2001 and $0 in 2000. Included in accounts receivable and accounts payable at June 30, 2001 is $2,659,124 and $183,740 respectively from this customer.

8 - LITIGATION

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

                                   (Continued)

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

9 - PREFERRED STOCK

         During the six months ended June 30, 2001, the remaining 505 preferred shares were converted into 776,013 common shares.

10 - EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141- "Business Combinations" and SFAS 142- "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the Purchase Method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to, at least, an annual assessment for impairment by applying a fair value based test.

The company will continue to amortize goodwill existing at June 30, 2001 under its current method until December 31, 2001. Thereafter, annual and quarterly goodwill amortization of $266,756 and $66,689 respectively will no longer be recognized. The company will perform a transitional fair value based impairment test at March 31, 2002 and if the fair value is less than the recorded value at January 1, 2002 the company will record an impairment loss in the March 31, 2002 quarter as a cumulative effect of a change in accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO SET FORTH IN ITEM 7 OF THIS QUARTERLY REPORT. IN ADDITION TO HISTORICAL INFORMATION, THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM MANAGEMENT'S EXPECTATIONS. FACTORS THAT COULD CAUSE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, EXPECTED MARKET DEMAND FOR THE COMPANY'S PRODUCTS, FLUCTUATIONS IN PRICING FOR PRODUCTS DISTRIBUTED BY THE COMPANY AND PRODUCTS OFFERED BY COMPETITORS, AS WELL AS GENERAL CONDITIONS OF THE TELECOMMUNICATIONS MARKETPLACE.

OVERVIEW

         To date, our principal source of revenue has been the marketing and distribution of prepaid phone cards. We market and distribute private label proprietary prepaid phone cards produced exclusively for the Company by various long distance carriers and/or resellers, as well as branded prepaid phone cards produced by other telecommunications long distance carriers and resellers.

         Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores and discounts stores. The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to them. Beginning May 2001, we have started selling prepaid cards to end users via the Internet.

         Private label cards are generally designed and produced by us, utilizing card numbers or Personal Identification Numbers ("PIN") provided by the telecommunications' carrier or reseller providing the long distance service for the card. We incur the upfront expense of printing the phone cards with the PINs already printed on the cards. However, we do not pay the long distance carrier until it activates the cards, which occurs upon our sale to the distributor. Accordingly, through the use of private label cards, our cost of inventory is significantly reduced, as purchases are effectively made on an as-needed basis. In addition, private label cards generally provide the Company with the ability to achieve a greater gross margin percentage, typically ranging from 6% to 10%.

         In order to better serve our distributors, we also resell branded prepaid calling cards of other companies and resellers along with our private label cards. We purchase branded cards at a discount from the face value of the card, and resold to the distributor at a slightly lower discount. The difference between the two discount rates, typically from 3% to 8%, represents the gross margin we retain. We purchase branded cards on varying terms, from C.O.D. to as used basis. Sales of our product are generally made on a net 14 days basis.

         We are continually seeking to develop and acquire rights to additional prepaid telecommunications services and other prepaid products or services to diversify our product offerings and increase our overall gross margin.

         We are actively looking for ways to increase sales and profitability. To achieve that goal, we are looking at various avenues for expansion. The first is geographical expansion, and to that end, we are currently negotiating opening two new locations, one in Brooklyn, New York and the other in the Chicago, Illinois area. These two new offices should be operating by the end of August 2001. The second avenue for additional sales is "Internet E-Commerce" sales to the public. We unveiled our e-commerce website in May 2001. These sales are made utilizing consumer credit card payment and existing inventory. To date we have received a strong response to our web sales and are continuing to grow.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Net sales increased $32,721,000 to $49,579,000 for the three months ended June 30, 2001, up 194.1% from net sales of $16,858,000 for the three months ended June 30, 2000. The increase in net sales was primarily due to our acquisitions and geographic expansion in the third and fourth quarters of calendar year 2000 and the first quarter of 2001 and, to a lesser extent, opening of a branch office in Los Angeles, California in May 2001. In September 2000 we acquired two businesses (in Yonkers, New York and Silver Springs, Maryland) that accounted for $7,145,000 of sales in the three months ended June 30, 2001. In December 2000, we acquired Reliable Networks, Inc., a competitor of ours located in Queens, New York, which accounted for $10,827,000 of sales for the three months ended June 30, 2001. In January 2001, we acquired two separate operations in Connecticut and opened an office in Connecticut, which accounted for an aggregate of $2,552,000 in sales for the three months ended June 30, 2001. The new office in Los Angeles, California accounted for $3,445,000 in sales since its inception in May 2001. For the three months ended June 30, 2001, same location sales increased by approximately $8,752,000 or 51.91% to $25,610,000 in 2001 from $16,858,000 in the prior year.

         Gross profit increased to $3,191,235 for the three months ended June 30, 2001, as compared to $1,037,185 in same period in 2000, as a result of increased volume and greater sales margins. As a percentage of sales, gross profit increased to 6.44% for the three months ended June 30, 2001 as compared to 6.15% for the three months ended June 30, 2000. This increase in gross profit was attributable to our addition of higher margin private label cards, slightly offset by the decrease in margins attributable to branded products and increasing competition from additional cards entering the marketplace.

         Operating expenses for the three months ended June 30, 2001 increased by $1,012,000 to $1,943,000 an increase of 109% over operating expenses of $931,000 for the three months ended June 30, 2000. Selling expenses increased by $31,000 to $177,000 for the three months ended June 30, 2001 from $146,000 for the same period in 2000, as a result of our utilizing commissioned sales staff to make bulk sales. In addition, general and administrative expenses increased by $912,000 to $1,558,000 for the three months ended June 30, 2001, as compared to $646,000 for the same period in 2000. This increase was primarily due to the increase in salaries of $382,000 that is directly related to our growth and adding new locations, an increase in professional and consulting fees of $215,000 due to legal, accounting and consulting fees incurred primarily in connection with the mergers and certain lawsuits instituted by former vendors and customers and communication with investors, and an increase in trade publication advertising of $58,000. The remainder of the increase in general and administrative expenses of approximately $257,000 reflects the normal escalation of overhead required to support our growth.

         Depreciation and amortization for the three months ended June 30, 2001 equaled $119,000, an increase of $63,000 compared to the same period in 2000. The increase is comprised of $16,000 in increased depreciation of fixed assets and $47,000 in increased amortization of goodwill. In the three months ended June 30, 2001 we recorded bad debts of $69,000 as compared to $40,000 for the same period in 2000.

         We had a net profit before tax of $1,249,000 for the three months ended June 30, 2001 as compared to $106,000 for the three months ended June 30, 2000. The increase in net income was due to the increase in sales volume and gross profit margins, improved internal controls for overhead, reduced bad debts and lack of any other significant losses. For purposes of earnings per share, net income/loss attributable to common stock reflects net income of $1,249,000 for the three months ended June 30, 2001 as compared to $106,000 for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Net sales increased $53,277,000 to $87,018,000 for the six months ended June 30, 2001, up 157.9% from net sales of $33,741,000 for the six months ended June 30, 2000. The increase in net sales was primarily due to our acquisitions and geographic expansion in the third and fourth quarters of calendar year 2000 and the first quarter of 2001 and, to a lesser extent, opening of a branch office in Los Angeles, California in May 2001. In September 2000 we acquired two businesses (in Yonkers, New York and Silver Springs, Maryland) that accounted for $11,885,000 of sales in the first six months of 2001. In December 2000, we acquired Reliable Networks, Inc., a competitor of ours located in Queens, New York, which accounted for $21,888,000 of sales in the first six months of 2001. In January 2001, we acquired two separate operations in Connecticut and opened an office in Connecticut, which accounted for an aggregate of $4,063,000 in sales since its acquisition. The new office in Los Angeles, California accounted for $3,445,000 in sales since its inception in May 2001. Same location sales increased in first six months of 2001 by approximately $11,996,000 or 35.55% to $45,736,000 in 2001 from $33,740,000 in the prior year.

         Gross profit increased to $5,914,660 for the six months of 2001, as compared to $1,738,112 in same period in 2000, as a result of increased volume and greater sales margins. As a percentage of sales, gross profit increased to 6.8% for six months ended June 30, 2001 as compared to 5.15% for the six months ended June 30, 2000. This increase in gross profit was attributable to our addition of higher margin private label cards, slightly offset by the decrease in margins attributable to branded products and increasing competition from additional cards entering the marketplace.

         Operating expenses for the six months ended June 30, 2001 increased by $1,555,000 to $3,679,000 an increase of 73% over operating expenses of $2,124,000 for the six months ended June 30, 2000. Selling expenses increased by $410,000 to $564,000 for the first six months of 2001 from $154,000 for the same period in 2000, as a result of our utilizing commissioned sales staff to make bulk sales. In addition, general and administrative expenses increased by $1,570,000 to

$2,698,000 for the six months of 2001, as compared to $1,128,000 for the same period in 2000. This increase was primarily due to the increase in salaries of $592,000 that is directly related to our growth and adding new locations, an increase in professional and consulting fees of $426,000 due to legal, accounting and consulting fees incurred primarily in connection with the mergers and certain litigations, and communication with investors, and an increase in trade publication advertising of $130,000. The remainder of the increase in general and administrative expenses of approximately $379,000 reflects the normal escalation of overhead required to support our growth.

         Depreciation and amortization for the six months ended June 30, 2001 equaled $234,000, an increase of $147,000 compared to the same period in 2000. The increase is comprised of $53,000 in increased depreciation of fixed assets and $94,000 in increased amortization of goodwill. In the six months ended June 30, 2000 we recorded a loss on the disposition of assets of $363,000 and a provision for bad debts of $303,000. During the six months ended June 30, 2001, the provision for bad debts was only $122,000.

                  We had a net profit before taxes of $2,226,000 for the six months ended June 30, 2001 as compared to a loss of $386,000 for the six months ended June 30, 2000. The increase in net income was due to the increase in sales volume and gross profit margins, improved internal controls for overhead, reduced bad debts and lack of any other significant losses. For purposes of earnings per share, net income/loss attributable to common stock reflects net income of $2,226,000 for the six months ended June 30, 2001 as compared to a net loss of $386,000 for the six months ended June 30, 2000.

CAPITAL RESOURCES

         At June 30, 2001, we had total current assets of approximately $24,020,000. This included $6,277,000 in cash, $6,947,000 of inventory and
$10,712,000 of accounts receivable. Our cash balances vary significantly from day-to-day due the large volume of purchases and sales we make from the various prepaid phone cards companies and the numerous distributors to whom we sells cards.

         We generated $4,586,000 in cash from operating activities during the six months ended June 30, 2001 as compared to utilizing $540,000 during the same period in 2000. Increases in cash flows during the six months ended June 30, 2001 are related to the higher net income and increase in accounts payable, offset by increase in accounts receivable and inventory.

         Cash utilized by investing activities amounted to $537,000 during the six months ended June 30, 2001, utilized to acquire additional fixed assets and acquire another business operation. Cash utilized by financing activities amounted to $1,887,000 during the six months ended June 30, 2001, of which, $960,000 was utilized to pay down notes payable to shareholder, $900,000 to pay down notes payable to the former owner on acquisition of Reliable Networks, Inc. and $27,000 to pay down principal on debt obligations.

         We believe that existing cash and cash equivalents, cash flow from operations and available vendor credit will be sufficient to meet its planned working capital and capital expenditure budget through the remainder of 2001. However, there are no assurances that we will not be required to seek additional financing. If we are required to seek other sources of financing, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy it short-term cash flow needs from other sources in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               9278 COMMUNICATIONS, INC.

Date:   August 14, 2001                        By /s/ James Scigliano
                                                 ---------------------------
                                                 James Scigliano
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)