Form 10-Q
period 2001-09-30
9278 COMMUNICATIONS INC
filed 2001-11-14
CIK 1081831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001
                               ------------------


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from          to
                               ---------    -----------------------

                       Commission file number: 333-37654
                                               ----------

                            9278 COMMUNICATIONS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     13-4165136
---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                 1942 Williamsbridge Road, Bronx, New York 10461
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (718) 887-9278
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Common Stock, $.001 par value - 22,932,912 shares issued and outstanding as of November 12, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               9278 COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                                                                   September 30,    December 31,
                                                                                       2001             2000
                                                                                   -------------    ------------
                                                                                    (UNAUDITED)
Current Assets:
       Cash and cash equivalents                                                    $  7,031,313    $  4,114,651
       Marketable Securities                                                                --            20,962
       Accounts receivable, less allowance for doubtful accounts of $165,000
          and $675,000 at September 30, 2001 and  December 31, 2000, respectively     15,456,796       6,844,833
       Inventory                                                                       8,485,434       3,582,040
       Prepaid expenses and all other current assets                                     140,306            --
                                                                                    ------------    ------------
            Total Current Assets                                                      31,113,849      14,562,486
                                                                                    ------------    ------------

Furniture and Equipment - Net of accumulated depreciation of $301,386 and
         $133,378 at September 30, 2001 and December 31, 2000, respectively            1,196,253         653,597

Intangible Assets, net of accumulated amortization of $216,759 and $17,154
         at September 30, 2001 and December 31, 2000, respectively                     3,784,555       3,884,159

Other Assets                                                                              58,694          40,743
                                                                                    ------------    ------------
                                                                                    $ 36,153,351    $ 19,140,985
                                                                                    ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued expenses                                        $ 31,078,201    $ 14,594,273
       Current maturities of notes payable                                               856,302         904,936
       Current maturities of Debt obligations                                             41,790          48,023
       Income taxes payable                                                               40,125          24,255
                                                                                    ------------    ------------
            Total Current Liabilities                                                 32,016,418      15,571,487
                                                                                    ------------    ------------
Notes payable, shareholder, less current maturities                                         --         2,000,000
Debt obligations, less current maturities                                                 69,942         103,071
                                                                                    ------------    ------------
                                                                                      32,086,360      17,674,558
                                                                                    ------------    ------------
Commitment and Contingencies
Shareholders' equity
       Convertible preferred stock
         Class B, $0.001 par value, 5,000,000 shares authorized
           0 and 505 issued and outstanding, at September 30, 2001
           and December 31, 2000, respectively                                              --           505,000
       Common Stock, $0.001 par value; 40,000,000 shares
         authorized, 22,932,912 and 23,166,969 issued and outstanding,
         at September 30, 2001 and December 31, 2000, respectively                        22,933          23,166
       Paid in capital                                                                 8,248,458       7,743,252
       Accumulated Deficit                                                            (4,204,400)     (6,804,991)
                                                                                    ------------    ------------
            Total Shareholders' Equity                                                 4,066,991       1,466,427
                                                                                    ------------    ------------
                                                                                    $ 36,153,351    $ 19,140,985
                                                                                    ============    ============


The accompanying notes are an integral part of these financial statements

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                                  2001            2000           2001           2000
                                                              ------------    ------------   ------------   ------------
Sales                                                         $ 55,736,568    $ 20,032,204   $142,754,197   $ 53,772,717
Cost of Sales                                                   52,645,216      18,891,100    133,748,186     50,893,501
                                                              ------------    ------------   ------------   ------------
Gross Profit                                                     3,091,352       1,141,104      9,006,011      2,879,216
Operating Expenses
       Selling                                                     404,257         189,915        968,034        344,428
       General and administrative                                1,964,447         748,130      4,653,488      1,875,818
       Depreciation and amortization                               133,500          42,834        367,612        130,277
       Loss on Disposition of Assets                                  --              --             --          363,367
       Provision for (Recovery) of Bad and Doubtful Debts          (48,277)           --           73,340        303,474
       Interest expense                                             19,332          50,000         89,671        137,559
       Litigation Settlement                                       207,000            --          207,000           --
                                                              ------------    ------------   ------------   ------------
                                                                 2,680,259       1,030,879      6,359,145      3,154,923
                                                              ------------    ------------   ------------   ------------
Income/(Loss) from Operations Before Income Taxes                  411,093         110,225      2,646,866       (275,707)
Provision for Income Taxes                                          46,275           8,000         46,275          8,000
                                                              ------------    ------------   ------------   ------------
Net Income / (Loss) attributable to common stock                   364,817         102,225   $  2,600,591       (283,707)
                                                              ============    ============   ============   ============
Basic and diluted earnings (loss) per share                   $       0.02    $       0.00   $       0.11   $      (0.01)
                                                              ============    ============   ============   ============
Shares used in the calculation of earnings (loss) per share     23,942,982      20,561,849     23,491,922     20,301,374
                                                              ============    ============   ============   ============





The accompanying notes are an integral part of these financial statements

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                             2001            2000
                                                                         ------------    ------------
Cash Flows From Operating Activities
       Net Income / (Loss)                                               $  2,600,591    $   (283,707)
       Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
            Depreciation and amortization                                     367,612         137,748
            Provision for Doubtful Accounts                                    73,340         303,474
            Issuance of stock for services rendered                              --            55,000
            Loss attributable to sale of equipment                               --           363,367
       Changes in current assets and liabilities, net of acquisitions:
            Accounts receivable                                            (8,537,400)     (1,936,002)
            Inventory                                                      (4,835,379)       (784,171)
            Prepaid expenses                                                 (140,306)         14,087
            Other Assets                                                      (17,951)        (12,760)
            Accounts payable                                               16,370,251       1,833,087
            Income taxes payable                                               15,870            --
                                                                         ------------    ------------
Net Cash provided by (used in) Operating Activities                         5,896,628        (309,877)
                                                                         ------------    ------------
Cash flows From Investing Activities
       Acquisition of property and equipment                                 (705,164)       (279,031)
       Acquisition of  businesses                                            (207,741)           --
       Disposition of Marketable Securities                                    20,962            --
                                                                         ------------    ------------
Net Cash used in Investing Activities                                        (891,943)       (279,031)
                                                                         ------------    ------------
Cash flows From Financing Activities
       Notes and Advances Payable, shareholder                             (1,148,634)        (62,192)
       Notes Payable - Other                                                 (900,000)           --
       Notes Payable - leases                                                    --            75,000
       Principal payments on debt obligations                                 (39,362)        (61,945)
       Repurcahse of Shares and Retired                                           (27)           --
       Issuance of common stock                                                  --           923,000
                                                                         ------------    ------------
Net cash (used in) provided by Financing Activities                        (2,088,023)        873,863
                                                                         ------------    ------------
Net Increase in Cash and Cash Equivalents                                   2,916,662         284,955
Cash and Cash Equivalents - Beginning of Period                             4,114,651          26,192
                                                                         ------------    ------------
Cash and Cash Equivalents - End of Period                                $  7,031,313    $    311,147
                                                                         ============    ============
Supplemental disclosure of cash flow information:
       Cash paid for interest                                            $     89,671    $     17,559
       Cash paid for taxes                                                     31,406          15,120
Noncash Investing and Financing Activities:
       Equipment acquired under capital leases                                   --            75,000
       Conversion of notes and advances payable, shareholder
            for common stock                                                     --           500,000
       Conversion of preferred stock to common stock                          505,000         525,000
       Common stock issued  for services rendered                                --            55,000




The accompanying notes are an integral part of these financial statements

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                            Common Stock
                                    Preferred        --------------------------                       Retained
                                       Stock            Number                      Additional        Earnings
                                      Amount          of shares        Amount     Paid-in Capital     (Deficit)      Total
                                   ------------      ----------    ------------  ---------------    ------------  ------------
Balance at January 1, 2001         $    505,000      23,166,969    $     23,166   $  7,743,252    $ (6,804,991)   $  1,466,427
Conversion of preferred stock
         to common stock               (505,000)        776,013             777        504,223            --              --
Repurchase of Common Stock and
       Retired--Note 5               (1,010,000)         (1,010)            983            (27)
Net income for the six months
       ended June 30, 2001                 --              --              --             --         2,600,591    $  2,600,591
                                   ------------      ----------    ------------   ------------    ------------    ------------
                                   $       --        22,932,982    $     22,933   $  8,248,458    $ (4,204,400)   $  4,066,991
                                   ============      ==========    ============   ============    ============    ============



The accompanying notes are an integral part of these financial statements

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1 - BASIS OF PRESENTION

     The accompanying condensed consolidated unaudited financial statements of 9278 Communication Inc. and subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures generally required by accounting principles generally accepted in the United States and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000, included in the Company's Form 10-KSB as filed with the SEC. The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of the management, considered necessary for a fair presentation of results for these interim periods. Operating results for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

2 - NATURE OF BUSINESS

     The Company markets and distributes prepaid telephone cards to small retail establishments and distributors through its various sales locations nationwide.

Inventories

     Inventories consist of prepaid telephone cards that are stated at the lower of cost (first-in, first-out) or market.

Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting of Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes for the nine months ended September 30, 2001 reflects the utilization of the Company's net operating loss carryforwards in the amount of approximately $2,685,000.

3 - EARNINGS PER SHARE

     Basic earning per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 excludes all potentially dilutive securities, as the effect of the related incremental shares (235,000 and 25,000 shares in 2001 and 2000, respectively) would be antidilutive.

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

4 - ACQUISITIONS

     On January 23, 2001, the Company purchased certain assets of two of its distributors in an asset purchase transaction, wherein the Company acquired all the accounts receivables, inventories, fixed assets and customer lists of the distributors net of accounts payable. The Company paid $100,000 in excess of their net assets for the customer lists. A summary of the transactions is as follows:


Assets purchased:
         Accounts receivable             $ 147,904
         Inventories                        68,015
         Other assets                        5,500
         Customer Lists                    100,000
                                         ---------

                                           321,419
Liabilities assumed:
         Accounts payable                 (113,667)
                                         ---------

Net assets acquired                      $ 207,742
                                         ---------

Cash Paid                                $ 207,742


     Pro-forma results of operations are not presented, as they are not material to the historical results presented herein.

5 - INVESTMENTS AND OTHER TRANSACTIONS

     On January 29, 2001 the Company acquired, for a nominal amount, a 27% equity interest in DMS Acquisition Corp., (a Delaware Corporation), as an inducement to enter into a long-term distribution agreement with DMS Acquisition Corp. DMS Acquisition Corp. is a facility-based carrier of long distance telephone service. On February 8, 2001 DMS Acquisition Corp. was a party to a triangular merger with Capital One Ventures Corp. (an OTC publicly traded company) with Capital One Ventures Corp. as the surviving entity. DMS Acquisition Corp. became a wholly owned subsidiary of Capital One Ventures Corp. Simultaneous with the merger Capital One Ventures Corp. changed the corporate name to Cirus Telecom, Inc. ("Cirus"). As a result of the merger, the Company's equity interest of 10,800,000 shares of Cirus was diluted to 18%. The Company's investment in Cirus was restricted and subject to other conditions pursuant to the distribution agreement. The investment in Cirus is accounted for at cost and is not material to the Company's financial position.

     On September 26, 2001, under the terms of an agreement between Rapid Release Research LLC ("RRR") and the Company, RRR forfeited to the Company 200,000 vested shares of the Company it had earned pursuant to a Management Consulting Agreement dated as of September 1, 2000, and an additional 600,000 unvested shares of the Company held by them in escrow, in exchange for 600,000 shares of Cirus stock held by the Company. As an additional consideration, the two parties mutually agreed to declare the Management Consulting Agreement as null and void and of no further force and effect. The Company also delivered 60,000 shares of Cirus to a consulting firm, for its services in negotiating this settlement agreement. The Company has recorded no gain or loss from this transaction.

     On September 26, 2001, the Company transferred the balance of 10,140,000 shares of Cirus back to Cirus in exchange for (i) Cirus' consent to the September 26, 2001 transaction between the Company and

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


RRR; (ii) 210,070 shares of the Company held by certain shareholders of Cirus; and (iii) an unconditional release from the Distribution Agreement dated February 6, 2001, signed between Cirus and the Company, from the day of its inception.

     On September 30, 2001, the Company retired 1,010,070 shares its received from the above settlements.

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

     Further, on March 22, 2001, the Company amended the terms of these promissory notes to defer the payments to March 31, 2002 and December 31, 2002, respectively, reserving the right to prepay on the note prior to the due date. As of September 30, 2001, the Company had repaid $1,142,500 on this note.

     Interest on the note is payable at a rate of 8%. For the nine months ended September 30, 2001, interest expense on this note was $77,500 and was paid in full as of that date.


7 - RELATED PARTY TRANSACTIONS

     Sales of inventory to a customer who is related to an officer were approximately $18,953,000 and $4,567,000 for the nine months ended September 30, 2001 and 2000 respectively. The Company also purchased inventory from this customer during this period in the amount of $8,865,000 in 2001 and $0 in 2000. Included in accounts receivable and accounts payable at September 30, 2001 is $1,866,574 and $193,286 respectively from this customer.

8 - LITIGATION

     For the year ended December 31, 1999, purchases from one telephone card supplier were approximately 55% of total purchases. In November 1999, the Company commenced an action against this supplier to recover damages resulting from cancellation of the telephone card purchases by the Company. The supplier subsequently counter sued for unpaid bills for such telephone cards. The Company incurred a net loss of $553,547, which was reflected in the fourth quarter of 1999. The Company subsequently mitigated, in substantial part, its reliance on this supplier by increasing its purchases from other vendors. On September 30, 2001, in order to avoid protracted litigation and mounting legal fees, the Company decided to settle the case wherein it agreed to pay $250,000 to the supplier over a period of four years beginning in August 2001. This amount is payable in four monthly installments of $7,500 and 44 subsequent monthly installments of $5,000 each exclusive of interest. During the three months period ended September 30, 2001, the Company has recorded a $207,000 charge representing the net present value of the settlement amount.

     In November 1999, a distributor of the Company's prepaid telephone cards instituted an action for approximately $575,000, based on a purported breach of oral contract by the Company. The Company filed an answer and counterclaim against the distributor for approximately $575,000 of unpaid invoices. On September 30, 2001, the Company settled its case against this distributor and received $50,000, writing off

                    9278 COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

approximately $525,000 as uncollectible receivables. In previous years the Company had provided an allowance for this doubtful account equal to the total of unpaid invoices.

9 - PREFERRED STOCK

     During the three months ended March 31, 2001 and June 30, 2001, the Company converted 225 and 280 preferred shares of Class B, $.001 par value convertible preferred stock into 426,184 and 349,829 shares of common stock, respectively.

10 - EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141- "Business Combinations" and SFAS 142- "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the Purchase Method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to, at least, an annual assessment for impairment by applying a fair value based test.

     The company will continue to amortize goodwill existing under its current method until December 31, 2001. Thereafter, annual and quarterly goodwill amortization of $266,756 and $66,689 respectively will no longer be recognized. The company will perform a transitional fair value based impairment test at March 31, 2002 and if the fair value is less than the recorded value at January 1, 2002 the company will record an impairment loss in the March 31, 2002 quarter as a cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144"). This statement is effective for the fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's products, fluctuations in pricing for products distributed by the Company and products offered by competitors, as well as general conditions of the telecommunications marketplace.

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

     Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores and discounts stores. The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to them. Beginning July 2001, we have started selling prepaid cards to end users via the Internet through www.9278.com.

     Private label cards are generally designed and produced by us, utilizing card numbers or Personal Identification Numbers provided by the telecommunications' carrier or reseller providing the long distance service for the card. We incur the upfront expense of printing the phone cards with the Personal Identification Numbers already printed on the cards. However, we do not pay the long distance carrier until it activates the cards, which occurs upon our sale to the distributor. In certain instances, we do not pay the carrier until the end user first uses the card. Accordingly, through the use of private label cards, our cost of inventory is significantly reduced, as purchases are effectively made on an as-needed basis. In addition, private label cards generally provide the Company with the ability to achieve a greater gross margin percentage, typically ranging from 6% to 10%.

     In order to better serve our distributors, we also resell branded prepaid calling cards of other companies and resellers along with our private label cards. We purchase branded cards at a discount from the face value of the card, and resold to the distributor at a slightly lower discount. The difference between the two discount rates, typically from 1% to 6%, represents the gross margin we retain. We purchase branded cards on varying terms, from C.O.D. to "as used" basis. Sales of our product are generally made on a net 14 days basis.

     We are continually seeking to develop and acquire rights to additional prepaid telecommunications services and other prepaid products or services to diversify our product offerings and increase our overall gross margin.

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net sales increased $35,704,000 to $55,737,000 for the three months ended September 30, 2001, up 178.2% from net sales of $20,032,000 for the three months ended September 30, 2000. The increase in net sales was primarily due to our acquisitions and geographic expansion since the third quarter of calendar year 2000 and continuing in the first three quarters of 2001. In September 2000 we acquired two businesses (in Yonkers, New York and Silver Springs, Maryland) that accounted for $7,973,000 of sales in the three months ended September 30, 2001. In December 2000, we acquired Reliable Networks, Inc., a competitor of ours located in Queens, New York, which accounted for $9,329,000 of sales for the three months ended September 30, 2001. In January 2001, we acquired two separate operations in Connecticut and opened an office in Connecticut, which accounted for an aggregate of $2,295,000 in sales for the three months ended September 30, 2001. In May 2001, we opened a new office in Los Angeles, California, which accounted for $5,351,000 in sales for the three months ended September 30, 2001. In August 2001, we opened two new locations, one in Brooklyn, New York, which accounted for $1,562,000 in sales since its inception, and, the second in Chicago, Illinois, which accounted for $1,583,000 in sales since its inception in August 2001. For the three months ended September 30, 2001, same location sales increased by approximately $6,528,000 or 34.3% to $25,587,000 in 2001 from $19,059,000 in the prior year due to the Company primarily selling private label cards as opposed to primarily distributing branded cards. Starting July 2001, we began actively selling phone cards over the Internet. Internet sales accounted for $2,056,000 for the three months ended September 30, 2001.

     Gross profit increased to $3,091,000 for the three months ended September 30, 2001, as compared to $1,141,000 in same period in 2000, as a result of increased volume. As a percentage of sales, gross profit decreased to 5.55% for the three months ended September 30, 2001 as compared to 5.70% for the three months ended September 30, 2000. This decrease in gross profit was attributable to change in rates by the long distance carriers and increasing competition from additional cards entering the marketplace.

     Operating expenses for the three months ended September 30, 2001 increased by $1,649,000 to $2,680,000, an increase of 160% over operating expenses of $1,031,000 for the three months ended September 30, 2000. Selling expenses increased by $214,000 to $404,000 for the three months ended September 30, 2001 from $190,000 for the same period in 2000, as a result of our utilizing commissioned sales staff to make bulk sales and promotional campaigns organized in connection with introduction of new products in the market. In addition, general and administrative expenses increased by $1,216,000 to $1,964,000 for the three months ended September 30, 2001, as compared to $748,000 for the same period in 2000. This increase was primarily due to the increase in salaries of $345,000 that is directly related to our growth and adding new locations, an increase in professional and consulting fees of $150,000 due to the retention of certain financial consultants and advisors, and an increase in trade publication advertising of $210,000. Credit card charges paid for processing credit card sales transactions over the Internet amounted to $85,000 for the three months ended September 30, 2001. The remainder of the increase in general and administrative expenses of approximately $426,000 reflects the normal escalation of overhead required to support our growth.

     Depreciation and amortization for the three months ended September 30, 2001 amounted to $134,000, an increase of $91,000 compared to the same period in 2000. The increase is comprised of $44,000 in increased depreciation of fixed assets and $47,000 in increased amortization of goodwill. In the three months ended September 30, 2001 we reduced our allowance for bad debts by $50,000 since we received $50,000 from a customer for whom we had set up an allowance in full.

     We had been involved in litigation with one of our suppliers since November 1999. The supplier had sued for non-payment of its outstanding bills. We counter-sued the supplier for canceling service on the telephone cards supplied by them. In order to avoid protracted litigation and additional legal costs, we agreed to settle the lawsuit. Under the term of the agreement, we will pay the supplier an aggregate amount of $250,000 over a period of four years in 4 monthly payments of $7,500 and 44 successive monthly payments of $5,000 beginning August 2001. We had not anticipated this settlement, and therefore had not provided for the payment in previous years. During the three months ended September 30, 2001, we have taken a charge of $207,000 representing the net present value of the settlement amount.

     We had a net profit before taxes of $411,000 for the three months ended September 30, 2001 as compared to $110,000 for the three months ended September 30, 2000. The increase in net income was due to the increase in sales volume and gross profit margins, improved control of overhead, reduced bad debts and lack of any other significant losses. For purposes of earnings per share, net income/loss attributable to common stock reflects net income of $375,000 for the three months ended September 30, 2001 as compared to $102,000 for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net sales increased $88,981,000 to $142,754,000 for the nine months ended September 30, 2001, up 165.5% from net sales of $53,773,000 for the nine months ended September 30, 2000. The increase in net sales was primarily due to our acquisitions and geographic expansion since the third quarter of calendar year 2000 and continuing in the first three quarters of 2001. In September 2000 we acquired two businesses (in Yonkers, New York and Silver Springs, Maryland) that accounted for $19,858,000 of sales in the nine months ended September 30, 2001. In December 2000, we acquired Reliable Networks, Inc., a competitor of ours located in Queens, New York, which accounted for $31,217,000 of sales for the nine months ended September 30, 2001. In January 2001, we acquired two separate operations in Connecticut and opened an office in Connecticut, which accounted for an aggregate of $6,358,000 in sales for the nine months ended September 30, 2001. In May 2001, we opened a new office in Los Angeles, California, which accounted for $8,796,000 in sales for the nine months ended September 30, 2001. In August 2001, we opened two new locations, one in Brooklyn, New York, which accounted for $1,562,000 in sales since its inception, and, the second in Chicago, Illinois, which accounted for $1,583,000 in sales since its inception in August 2001. For the nine months ended September 30, 2001, same location sales increased by approximately $18,524,000 or 35% to $71,323,000 in 2001 from $52,799,000 in the prior year due to the Company primarily selling private label cards as opposed to primarily distributing branded cards. Starting July 2001, we began actively selling phone cards over the Internet. Internet sales accounted for $2,056,000 for the nine months ended September 30, 2001.

     Gross profit increased to $9,006,000 for the nine months of 2001, as compared to $2,879,000 in same period in 2000, as a result of increased volume and greater sales margins. As a percentage of sales, gross profit increased to 6.31% for nine months ended September 30, 2001 as compared to 5.35% for the nine months ended September 30, 2000. This increase in gross profit was attributable to our addition of higher margin private label cards, slightly offset by the decrease in margins attributable to branded products and increasing competition from additional cards entering the marketplace.

     Operating expenses for the nine months ended September 30, 2001 increased by $3,204,000 to $6,359,000, an increase of 101.6% over operating expenses of $3,155,000 for the nine months ended September 30, 2000. Selling expenses increased by $624,000 to $968,000 for the first nine months of 2001 from $344,000 for the same period in 2000, as a result of our utilizing commissioned sales staff to make bulk sales and promotional campaigns organized in connection with introduction of new products in the market. In addition, general and administrative expenses increased by $2,778,000 to $4,653,000 for the nine months of

2001, as compared to $1,876,000 for the same period in 2000. This increase was primarily due to the increase in salaries of $937,000 that is directly related to our growth and adding new locations, an increase in professional and consulting fees of $576,000 due to legal, accounting and consulting fees incurred primarily in connection with the mergers and certain unfounded lawsuits instituted by former vendors and customers and communication with investors, and an increase in trade publication advertising of $340,000. The remainder of the increase in general and administrative expenses of approximately $925,000 reflects the normal escalation of overhead required to support our growth.

     Depreciation and amortization for the nine months ended September 30, 2001 amounted to $368,000, an increase of $238,000 compared to the same period in 2000. The increase is comprised of $96,000 in increased depreciation of fixed assets and $142,000 in increased amortization of goodwill. In the nine months ended September 30, 2000 we recorded a loss on the disposition of assets of $363,000 and a provision for bad debts of $303,000. During the nine months ended September 30, 2001, the bad debt expense, net of bad debts recovery, was only $73,000.

     We had been involved in litigation with one of our suppliers since November 1999. The supplier had sued for non-payment of its outstanding bills. We counter-sued the supplier for canceling service on the telephone cards supplied by them. In order to avoid protracted litigation and additional legal costs, we agreed to settle the lawsuit. Under the term of the agreement, we will pay the supplier an aggregate amount of $250,000 over a period of four years in 4 monthly payments of $7,500 and 44 successive monthly payments of $5,000 beginning August 2001. We had not anticipated this settlement, and therefore had not provided for the payment in previous years. During the nine months ended September 30, 2001, we have taken a charge of $207,000 representing the net present value of the settlement amount.

     We had a net profit before taxes of $2,647,000 for the nine months ended September 30, 2001 as compared to a loss of $276,000 for the nine months ended September 30, 2000. The increase in net income was due to the increase in sales volume and gross profit margins, improved control of overhead, reduced bad debts and lack of any other significant losses. For purposes of earnings per share, net income/loss attributable to common stock reflects net income of $2,601,000 for the nine months ended September 30, 2001 as compared to a net loss of $284,000 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, we had total current assets of approximately $31,114,000. This included $7,031,000 in cash, $8,485,000 of inventory and
$15,457,000 of accounts receivable. Our cash balances vary significantly from day-to-day due the large volume of purchases and sales we make from the various prepaid phone cards companies and the numerous distributors to whom we sells cards.

     We generated $5,794,000 in cash from operating activities during the nine months ended September 30, 2001 as compared to utilizing $310,000 during the same period in 2000. Increases in cash flows during the nine months ended September 30, 2001 are related to the higher net income and increase in accounts payable, offset by increase in accounts receivable and inventory.

     Cash utilized by investing activities amounted to $790,000 during the nine months ended September 30, 2001, utilized to acquire additional fixed assets and acquire another business operation. Cash utilized by financing activities amounted to $2,088,000 during the nine months ended September 30, 2001, of which, $1,149,000 was utilized to pay down notes payable to shareholder, $900,000 to pay down notes payable to the former owner on acquisition of Reliable Networks, Inc. and $39,000 to pay down principal on debt obligations.

     We believes that existing cash and cash equivalents, cash flow from operations and available vendor credit will be sufficient to meet its planned working capital and capital expenditure budget through the remainder of 2001. However, there are no assurances that we will not be required to seek additional financing. If we are required to seek other sources of financing, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy it short-term cash flow needs from other sources in the future.

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

     The Company will continue to amortize goodwill existing under its current method until December 31, 2001. Thereafter, annual and quarterly goodwill amortization of $266,756 and $66,689 respectively will no longer be recognized. The company will perform a transitional fair value based impairment test at March 31, 2002 and if the fair value is less than the recorded value at January 1, 2002 the company will record an impairment loss in the March 31, 2002 quarter as a cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for the fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

FACTORS AFFECTING FUTURE RESULTS

     We are actively looking for ways to increase sales and profitability. To achieve that goal, we are looking at various avenues for expansion. The first is geographical expansion, and to that end, we are currently negotiating opening three new locations, one in Toronto, Canada, the second in the London, United Kingdom and the third in Alexandria, Virginia area. These three new offices should be operating by December 2001. The second avenue for additional sales is "Internet E-Commerce" sales to the public. We unveiled our e-commerce website in May 2001 and began active sales over the Internet in July 2001. These sales are made utilizing consumer credit card payment and existing inventory. To date we have received a strong response to our web sales and are continuing to grow.


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


                                              9278 COMMUNICATIONS, INC.


Date: November, 14, 2001                      By  /s/ James Scigliano
                                                  -------------------
                                                  James Scigliano
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)