Form 10-K
period 2001-03-31
9278 COMMUNICATIONS INC
filed 2002-04-01
CIK 1081831

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 12B-25

                                                      SEC FILE NUMBER: 333-37654
                                                                       ---------

                                                       CUSIP NUMBER: 65440W 10 0
                                                                     -----------

                           NOTIFICATION OF LATE FILING

(Check One):  [X] Form 10-K and Form 10-KSB    [ ] Form 11-K     [  ] Form 20-F
              [ ] Form 10-Q and Form 10-QSB    [ ] Form N-SAR

For Period Ended:  December 31, 2001
                 -------------------------------

[ ]      Transition Report on Form 10-K    [ ]   Transition Report on Form 10-Q
         and Form 10-KSB                         and Form 10-QSB
[ ]      Transition Report on Form 20-F    [ ]   Transition Report on Form N-SAR
[ ]      Transition Report on Form 11-K

For the Transition Period Ended:
                               --------------------------------

Read Attached Instruction Sheet Before Preparing Form. Please Print or Type.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which notification relates:
                                            -----------------


                         PART I. REGISTRANT INFORMATION

Full Name of Registrant:        9278 COMMUNICATIONS, INC.
                        ------------------------------------------------------
Former Name If Applicable:  N/A
                          ----------------------------------------------------
Address of Principal Executive Office
 (Street and Number):  1942 Williamsbridge Road
                       -------------------------------------------------------
City, State and Zip Code:       Bronx, New York 10461
                         -----------------------------------------------------

                        PART II. RULE 12B-25 (b) AND (c)


         If the subject report could not be filed without unreasonable effort or expense and the Registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Forms 10-K, 10-KSB, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                               PART III. NARRATIVE

         State below in reasonable detail the reasons why Forms 10-K, 10-KSB, 11-K, 20-F, 10-Q, 10-QSB, N-SAR or the transition report or portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

         9278 Communications, Inc. (the "Company") is not able to file its Annual Report on Form 10-K for the year ended December 31, 2001 on or prior to March 31, 2002 because changes in the Company's accounting software and in the Company's independent auditors have made it impossible to compile the necessary financial information on a timely basis and without unreasonable effort or expense.

                           PART IV. OTHER INFORMATION

         (1) Name and telephone number of person to contact in regard to this notification.

     Sajid Kapadia           (718)            887-9278
--------------------------------------------------------------------------------
        (Name)            (Area code)   (Telephone number)

         (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                                          [X]  Yes     [ ]  No

         (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                          [X]  Yes     [ ]  No

         If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

         During the fiscal year ended December 31, 2000, the Company generated a net loss. For the fiscal year ended December 31, 2001, the Company expects to have generated a net profit.


                            9278 COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
                  (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 28, 2002             By: /s/ Sajid Kapadia
                                    -------------------------------------------
                                    Name:  Sajid Kapadia
                                    Title: Chairman and Chief Executive Officer