Form 10-K/A
period 2001-12-31
9278 COMMUNICATIONS INC
filed 2002-05-30
CIK 1081831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission file number: 333-37654

                            9278 COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
               (Name of small business registrant in its charter)


          DELAWARE                                  13-4165136
---------------------------------------    -------------------------------------
   (State or jurisdiction of                     (I.R.S. Employer
  incorporation or organization)              Identification Number)

                 1942 WILLIAMSBRIDGE ROAD, BRONX, NEW YORK 10461

--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (718) 887-9278

Securities registered pursuant to Section 12(b) of the Act:

       Title of each                  Name of each exchange on which registered

          None                                    Not applicable
- -----------------------------         ----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by checkmark if disclosure of delinquent filers pursuant to Item

405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliated stockholders of the registrant, as of March 28, 2002, was $3,954,163.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the registrant's common stock, as of March 28, 2002, was 23,932,912.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.           BUSINESS.

General

         We are a value-added integrator of telecommunications services and technologies, specializing in the distribution of prepaid phone cards. We offer over 200 different prepaid card products, including over 120 private label cards, through a network of over 1,000 private distributors. Our headquarters is in New York City and historically a majority of our sales were generated in the New York metropolitan area. In recent years, we have established distribution centers in California, Maryland, Connecticut and Illinois, as well as additional distribution centers in Upstate New York and the New York metropolitan area, and we have established strategic relationships with distributors in Canada and United Kingdom during 2002. Through this network we estimate that our products are sold through over 50,000 retail outlets. Several of our private label products are marketed under national or international brand names, such as Absolute(TM) or Extra(TM), and in some cases also under localized product variations and names tailored to meet the needs or preferences of localized markets. We are continuously seeking to introduce new proprietary or third-party telecommunications related products into our growing distribution channels, including prepaid wireless products and prepaid direct dial long distance services, and to expand upon our existing business relationships with the United States telecommunications companies and large national prepaid card providers we work with. In 2001, we commenced pre-paid phone card sales through our Internet Website 9278.comTM. Though our website, consumers can purchase 9278 phone cards over the Internet from a selection of over 40 cards, searchable by various criteria, e.g., rates, brand name, country, etc., and receive immediate delivery of the card's access number and PIN codes via e-mail.


Industry Overview

         Prepaid phone cards have been widely used throughout Europe and Asia for more than fifteen years. Currently being issued in over 140 countries, the prepaid phone card market has grown to an estimated $20 billion dollar worldwide industry.

         Prepaid phone cards were introduced into the North American marketplace by small long distance consolidators and resellers, which purchase a high volume of long distance minutes from major carriers at rates significantly lower than those that could be obtained by individuals and small businesses and which then resell those minutes to their established customer base. Originally introduced to meet very specific telephony applications, prepaid telecommunications services have evolved into a widely accepted solution by both businesses and consumers. More recently, major long distance carriers such as AT&T, WorldCom and Sprint have committed considerable resources to the prepaid phone card market.

         Prepaid phone cards are a reliable, convenient and cost-effective alternative to coin-operated calling, collect calling, operator assisted calls and standard credit calling cards. Unlike credit calling cards, which provide virtually unlimited credit and impose surcharges on long distance services, prepaid phone cards are paid for in advance and provide finite amounts of calling time. Shaped like a credit card, the prepaid phone card easily fits into a standard wallet. Generally, the front face denotes the denomination of the card, and the back of the cards contains a scratch-off surface covering the card number and personal identification number (a "PIN").

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

         Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores and discount stores. While prepaid phone card products are also sold through vending machines and, more recently, over Internet websites, the vast majority of phone card sales are still made through retail outlets. In the New York metropolitan area, where the majority of the Company's distribution occurs, we estimate that prepaid phone cards are sold at tens of thousands of retail outlets.

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

Products and Services

         We are primarily a wholesale distributor of prepaid phone cards, distributing over 200 different types of prepaid phone cards issued from a variety of telecommunications carriers, including over 120 private label cards. The long distance rates available to users of these cards are between 10% and 50% less than the rates for international calls placed by traditional methods. Generally, each type of prepaid phone card is available in $5, $10 and $20 denominations. With the exception of the private label phone cards, which we print and activate ourselves, we purchase pre-printed, pre-activated phone cards from each of the applicable telecommunications carriers and distribute the cards through our network of over 1,000 independent distributors, predominantly in the New York, New Jersey, Connecticut and Washington, D.C. markets, although we have recently expanded into the mid-west, west-coast and international markets.

         Historically, we predominantly distributed prepaid phone cards for most of the major telecommunications carriers, including PT-1 Communications, WorldCom, Qwest Communications and AT&T. During 2000, we shifted our focus to developing private label cards in conjunction with top tier carriers and marketing these cards under brand names owned by us.

         We currently offer over 120 private label cards, serviced by several long distance carriers, predominantly Worldcom, including, and "Absolute(TM)," "Traveling," "Nickel USA(TM)," and "Extra(TM)," which are serviced by WorldCom and

"Bollywood Cities(TM)," and 9278 Africa(TM), which are serviced by Qwest. Generally, we determine the design, rates and target market of the cards based upon our perception of market demand. The "Absolute" and "Extra" brand names are marketed in numerous varieties (e.g., "Absolute Europe(TM)," "Absolute New York(TM)," and "Absolute Chicago(TM),") designed to target the needs of certain markets or provide localized features. Private label cards serve as lucrative promotional items and can also be used to help generate brand name awareness. These private label cards are exclusive to us and, unlike the other types of prepaid phone cards which we distribute, we control the discounts for these products, leading to higher margins. Private label cards constituted over 60% of our sales in 2000 and over 70% of our sales in 2001.

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

         One of our focuses has been on distribution in certain ethnic markets in the U.S. that generate high levels of international traffic to specific countries. As a result, we have become one of the premiere phone card distribution channels in the New York City area, which has many such ethnic markets. Recent immigrants and members of ethnic communities are heavy users of international long distance, given their desire to keep in touch with family members and friends back home. In addition, recent immigrants often do not have established credit histories necessary to establish accounts with traditional long distance carriers. An example of one of our products marketed to a specific ethnic group is the Bollywood Phone Card, from which we generated over $15,000,000 in revenues in 2001. There are approximately 465,000 Indians, Pakistanis, and Bengalis residing in the vicinity of New York City. The Bollywood Phone Card is designed for and has become a household name for peoples from the sub-continent of India, who, by using the card to place long distance calls to that region, receive deep discounts on rates. Other examples are 9278 Vietnam, with attractive rates to Vietnam.

         We have over 1,000 independent wholesalers and retailers throughout the New York, New Jersey and Connecticut areas and in other areas. These customers serve as a network, purchasing cards from us and further distributing them to an estimated 50,000 retail outlets. Generally, each customer operates on a net 21 payment cycle. In 2001, one of our customers, Sohel Distributor, Inc., accounted for over 11% of our revenues. Sohel Distributor Inc., is owned by the brother of our Chief Executive Officer and controlling stockholder.

Strategy

         Our goal is to solidify our position as a dominant player in the pre-paid distribution industry by continuously expanding the breadth of our distribution network and by offering the most sought after pre-paid products to the marketplace. Our focus also continues to be on building brand name awareness for "9278" with the consumer base, the distribution networks, and with telecommunications carriers. By shifting our product offerings to include a greater percentage and variety of 9278 private label cards, we have strengthened our position as a broad-based, value added telecommunications services corporation.

         We anticipate continued growth in our client base and market share of the prepaid card industry through internal expansion and by strategic acquisition of other distributors. We believe that this presents the opportunity for us to secure a significant share of the North American market and to expand into international markets such as Europe, Asia and the Pacific Rim.

         In 2001 we implemented a retail e-commerce strategy that has expanded the geographic reach of our distribution. We expect that this distribution channel will also create operational efficiencies and ultimately increase margins.

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

         o Telecommunications companies that produce their own prepaid products, such as IDT and Qwest; and

         o Other telecommunications companies, such as AT&T, Worldcom and Total-Tel USA.

         Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our growth.

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

Employees

         As of February 28, 2002, we had 102 full-time employees. Of these, 44 were sales and marketing personnel, 12 were management and finance personnel, 6 were information technology personnel and 40 were general and administrative personnel. None of our personnel are covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be satisfactory.


ITEM 2.   PROPERTIES

         Our executive offices are located at 1942 Williamsbridge Road, Bronx, New York, where we lease approximately 3,500 square feet, pursuant to a sublease agreement that expires on November 30, 2008. The aggregate annual base rental for this space is $66,000. We sublet these premises from an officer and director of ours, on terms substantially the same as those under which the officer leases the space.

         We also lease approximately 2,600 square feet, located at 1938 Williamsbridge Road, Bronx, New York, pursuant to a lease that expires in March 2008. This space is used as additional office space and as a warehouse location for the off-site storage of our products. The annual rent for such space is $102,000.

         In addition, we lease approximately 2,700 square feet, located at 1965 Williamsbridge Road, Bronx, New York to house our ecommerce, telemarketing and customer service operations. We lease this space pursuant to a lease agreement that expires on November 30, 2003. The aggregate annual base rental for this space is $60,000.

         We also maintain sales and distribution offices in eight additional sites, servicing principally their respective local markets. These branch offices combine office and warehouse facilities. The following table sets forth certain information with respect to such branch offices.


-------------------------------------- ------------------- -------------------------------- -----------------------------
Location                               Square feet         Lease Expiration date            Annual base rent
-------------------------------------- ------------------- -------------------------------- -----------------------------
1601 South Vermont, Suite 103          1,870               August 9, 2006                   $30,240
Los Angeles, CA
-------------------------------------- ------------------- -------------------------------- -----------------------------
1099 North Avenue                      900                 December 31, 2004                $18,000
Bridgeport, CT
-------------------------------------- ------------------- -------------------------------- -----------------------------
6635 West Ceramack Road                2,340               December 31, 2006                $22,844
Berwyn, IL
-------------------------------------- ------------------- -------------------------------- -----------------------------
13824 Old Columbia Pike                1,160               October 14, 2003                 $17,400
Silver Springs, MD
-------------------------------------- ------------------- -------------------------------- -----------------------------
416 4th Avenue                         3,200               June 30, 2004                    $36,000
Brooklyn, NY
-------------------------------------- ------------------- -------------------------------- -----------------------------
483 Freedom Plains Road                900                 November 30, 2002                $11,400
Poughkeepsie, NY
------------------------------------- ------------------- -------------------------------- -----------------------------
9929 Queens Blvd                       900                 January 31, 2004                 $16,140
Rego Park, NY
-------------------------------------- ------------------- -------------------------------- -----------------------------
1569 Central Park Ave                  3,500               June 30, 2005                    $33,600
Yonkers, NY
-------------------------------------- ------------------- -------------------------------- -----------------------------


ITEM 3.           LEGAL PROCEEDINGS.

         We are subject to certain legal proceedings and claims which have arisen in the ordinary course of our business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect on our financial position, results of operations or liquidity.


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                           None

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         Our common stock is quoted on the over-the-counter bulletin board ("OTCBB") of the Nasdaq Stock Market under the symbol "NTSE". The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                    High                 Low
                                    ----                 ---

        2001
        ----
        First quarter               $1.59               $0.61
        Second quarter               0.74                0.40
        Third quarter                0.51                0.36
        Fourth quarter               0.37                0.20

        2000
        ----
        First quarter               $4.81               $2.63
        Second quarter               3.25                1.28
        Third quarter                1.80                0.91
        Fourth quarter               1.94                0.78

        -------------------------

         As of April 1, 2002, there were approximately 360 holders of record of our common stock and the closing bid quotation of our common stock on the OTCBB was $0.36 per share.

Dividend Policy

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


ITEM 6.  SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------------------
                         For the Year Ended December 31,
                         -------------------------------
                        (in thousands, except share data)
---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------
                                         2001                2000                1999                1998                1997
                                         ----                ----                ----                ----                ----
---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------

Net Sales                              $200,177            $80,763            $78,090             $22,169                $160

---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------

Cost of Sales                           189,212             77,793             75,473              21,487                 142

---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------

Operating Expenses                        9,924              5,599              2,028                 602                  17

---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------

Earnings (loss) before income              $721            $(3,419)               $12                 $80                  $1
taxes
---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------

Earnings (loss) per common share           $.03             $(0.16)            $(0.02)              $0.00               $0.00
---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------

Weighted-average shares                24,500,881       20,902,060         19,659,629          14,900,000          14,900,000

----------------------------------------------------------------------------------------------------------------------------------

                                            As at December 31,
                                            ------------------
                                              (in thousands)

---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------

                                       2001                  2000                1999                1998
                                       ----                  ----                ----                ----

---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------

Current Assets                        $32,879             $14,562              $6,827              $3,400

---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------

Total Assets                           37,968              19,141               7,144               3,543

---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------

Convertible Notes Payable                 176                  --

---------------------------------- ------------------ ------------------- ------------------- ------------------- ----------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         We purchase branded cards at a discount from the face value of the card, and resell them to the distributor at a slightly lower discount. The difference between the two discount rates, typically from 1% to 8%, represents the gross margin we retain. We purchase branded cards on varying terms, from C.O.D. to an as used basis. Sales of our products are generally made on a net 21 basis.

         Private label cards are generally designed and produced by us, utilizing card numbers and PINs provided by the telecommunications carrier or reseller providing the long distance service for the card. We incur the upfront expense of printing the phone cards. However, we do not pay the long distance carrier until it activates the cards, which occurs upon our sale to the distributor. Accordingly, through the use of private label cards, our cost of inventory is significantly reduced, as purchases are effectively made on an as-needed basis. In addition, private label cards generally provide us with the ability to achieve a greater gross margin percentage, typically ranging from 5% to 8%. During the past two years, we have continued to increase our sales of private label cards, both on an absolute dollar volume and as a percentage of our sales. During the year ended December 31, 2001, we sold over 120 varieties of private label cards which accounted for in excess of 70% of our total revenues.

         We continue to seek to expand our geographic reach and to increase our sales. In recent years, we have established distribution centers in California, Maryland, Connecticut,Illinois, Upstate New York, as well as additional distribution centers in the New York metropolitan area, and we have established strategic relationships with distributors in Canada and United Kingdom. In addition, in 2001, we commenced pre-paid phone card sales through our Internet Website 9278.com(TM). Through our website, consumers worldwide can purchase 9278 phone cards over the Internet from a selection of over 40 cards, searchable by various criteria, e.g., rates, brand name, country, etc., and receive immediate delivery of the card's access number and PIN codes via e-mail.

         We are seeking to develop and acquire rights to additional prepaid telecommunications services and other prepaid products or services to diversify our product offerings and increase our overall gross margin. In the short-term, additional costs related to the development or acquisition of such products may have an impact on our net profits.


Results of Operations


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net sales increased by approximately $120 million to $200.2 million for the year ended December 31, 2001, up over 148% from net sales of $80.7 million for the year ended December 31, 2000. The increase in net sales was primarily due to our geographic expansion since the third quarter of calendar year 2000 and continuing in the first three quarters of 2001. In the third quarter of 2000 we acquired two businesses (in Yonkers, New York and Silver Springs, Maryland) that accounted for $27,437,000 of sales for the year ended December 31, 2001. In December 2000, we acquired Reliable Networks, Inc., a competitor of ours located in Queens, New York, which accounted for $36,342,000 of sales for the year ended December 31, 2001. In January 2001, we opened an office in Connecticut, which accounted for an aggregate of $8,469,000 in sales for the year ended December 31, 2001. In May 2001, we opened a new office in Los Angeles, California, which accounted for $14,991,000 in sales for the year ended December 31, 2001. In August 2001, we opened a new location in Brooklyn, New York, which accounted for $3,655,000 in sales since its inception and in September 2001 we opened a new location in Chicago, Illinois, which accounted for $5,079,000 in sales since its inception. Starting July 2001, we began actively selling phone cards over the Internet. Internet sales accounted for $6,649,000 for the year ended December 31, 2001. For the year ended December 31, 2001, same location sales for our Bronx office increased by approximately $21,939,000 or 29% to $98,667,000 in 2001 from $76,728,000 in the prior year.

Gross profit increased to approximately $11 million in 2001, as compared to approximately $3 million in 2000, principally as a result of increased volume and as a result of higher gross margins. As a percentage of sales, gross profit for 2001 increased to 5.48%, as compared to 3.68% for the year ended December 31, 2000. This increase in gross profit was attributable to the addition of higher margin private label cards, slightly offset by the decrease in margins attributable to branded products and increasing competition from additional cards entering the marketplace.

Operating expenses for the year ended December 31, 2001 increased by $4,325,000 to $9,924,000, an increase of 77% over operating expenses of $5,599,000 for the year ended December 31, 2000. Of this, general and administrative expenses increased by $2,358,000 or 53% to $6,810,000 for 2001 as compared to $4,452,000 for 2000. This increase was primarily due to the increase in salaries by $969,000 to $1,998,000 in 2001 as compared to $1,029,000 in 2000 resulting from additional personnel required for new offices, direct sales efforts and Internet customer service. Included in the general and administrative expenses is the cost of processing credit card sales over the Internet in the amount of $225,000 for the year 2001. Rent expenses increased by $180,000 to $308,000 in 2001 as compared to $128,000 in 2000 as the company continued to add new locations and expand its existing facilities. Professional fees increased by $393,000 to $1,172,000 in 2001 as compared to $779,000 in 2000. The increase in professional fees was due to legal and accounting fees incurred primarily in connection with lawsuits settled in 2001 and legal and accounting costs incurred in connection with opening new locations during the year. Travel and related expenses increased by $197,000 whereas telephone and utilities increased by $189,000. Other general and administrative expenses increased due to the company opening additional locations and expenses related to increase in sales volume.

Selling expenses increased by $1,680,000 or 306% to $2,229,000 in 2001 as compared to $549,000 during the year 2000. Of this, $330,000 was increases in promotional expenses incurred in connection with the Company promoting its private label cards during the year 2001. The commission expense increased by $892,000 as the Company hired commissioned salespersons in 2001 to promote its sales. Advertising costs increased by $658,000 to $817,000 in 2001 from $159,000 in 2000 as the company increased the sales of its private label cards and sales over the Internet. Trade shows expense was reduced by $138,000 as a result of negotiated packages, and cost of printing of trade publications were reduced by $63,000 as the company utilized its in-house facilities in designing these publications.

Provision for bad and doubtful debts increased by $287,000 to $885,000 in 2001 as compared to $598,000 in 2000 an increase of 48% over prior year. This increase is nominal compared to the 148% increase in sales.

Other Expenses decreased by $470,000 to $320,000 in 2001, as compared to $790,000 during the year 2000. Included in other expenses is a one-time charge for amount payable to an ex-vendor in connection with a litigation settlement in the amount of $203,000.

We had net earnings of $656,000 for 2001 as compared to net loss of $3,444,000 for the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net sales increased $2.6 million to $80.7 million for the year ended December 31, 2000, up 3.3% from net sales of $78.1 million for the year-ended December 31, 1999. The increase in net sales was due to the addition of new distributors during calendar year 2000.

Gross profit increased to $2,970,000 in 2000, as compared to $2,617,000 in 1999, principally as a result of increased volume. As a percentage of sales, gross profit for 2000 increased to 3.68%, as compared to 3.35% for the year ended December 31, 1999. This increase in gross profit was attributable to the addition of higher margin private label cards, slightly offset by the decrease in margins attributable to branded products and increasing competition from additional cards entering the marketplace.

Operating expenses for the year ended December 31, 2000 increased by $3,571,000 to $5,599,000, an increase of 176% over operating expenses of $2,028,000 for the year ended December 31, 1999. Included in the operating expenses was a one time write off of bad debts of $594,000 from a customer. In addition, general and administrative expenses increased to $4,452,000 for 2000, as compared to

$1,143,000 for 1999. This increase was primarily due to the increase in salaries, constituting $1,029,000 in 2000, as compared to $184,000 in 1999, the one time recognition of public relations costs of $875,000, that resulted from our issuing 800,000 shares of common stock under a four year consulting agreement, and an increase in professional fees to $769,000 in 2000 as compared to $442,000 in 1999. The increase in professional fees was due to legal, accounting and consulting fees incurred primarily in connection with the acquisitions of iLink Telecom and Reliable Networks and certain litigation instituted by former vendors and customers.

Other expenses increased by $213,000 to $790,000 in 2000 as compared to $577,000 during the year 1999. Included in other expenses for 2000 was a charge to operations of $555,000, primarily resulting from and a one-time write off for goodwill that resulted from the 1999 acquisition of iLink Telecom, Inc. and we recorded a $58,000 unrealized loss on investment in marketable securities.

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

CAPITAL RESOURCES

At December 31, 2001, we had total current assets of approximately $32,879,000. This included $4,336,000 in cash, $1,051,000 in restricted cash, $12,969,000 of inventory and $14,374,000 of accounts receivable. Our cash balances vary significantly from day-to-day due the large volume of purchases and sales we make from the various prepaid phone card companies and the numerous distributors to whom we sell cards. Although we had current liabilities of $35,620,000 at December 31, 2001, we believe that the nature of such liabilities and the cash flow we are generating from operations enable us to have adequate liquidity to fund our operations. We believe that cash flow from operations in fiscal 2002 should permit our current assets to exceed our current liabilities at the end of such year.

We are continuously renegotiating credit terms with their telephone card suppliers. The favorable changes in terms from our vendors has eliminated the temporary cash crunches that have occurred in the past due to the restrictive credit terms previously made available to us from the telecommunications companies we buy branded cards from, as compared to the credit terms we make available to our customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   9278 Communications, Inc. and Subsidiaries

                          INDEX TO FINANCIAL STATEMENTS





                                                                                                             Page
                                                                                                             ----
Report of Independent Certified Public Accountants                                                            F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                                               F-4 - F-5

Consolidated Statements of Operations for the years ended
    December 31, 2001, 2000 and 1999                                                                          F-6

Consolidated Statement of Shareholders' Equity for the years
    ended December 31, 2001, 2000 and 1999                                                                  F-7 - F-8

Consolidated Statements of Cash Flows for the years ended
    December 31, 2001, 2000 and 1999                                                                        F-9 - F-10

Notes to Consolidated Financial Statements                                                                 F-11 - F-28


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders of
    9278 COMMUNICATIONS, INC.


We have audited the accompanying consolidated balance sheet of 9278 Communications, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 9278 Communications, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP


Melville, New York
April 5, 2002

                   (LETTERHEAD OF FRIEDMAN ALPREN & GREEN LLP)



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
    9278 Communications Inc.


We have audited the accompanying consolidated balance sheet of 9278 Communications, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 9278 Communications, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II--Valuation and Qualifying Accounts for each of two years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/S/  FRIEDMAN ALPREN & GREEN LLP



New York, New York
March 23, 2001

                   9278 Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                     ASSETS                                                2001                   2000
                                                                                       ------------            -----------
CURRENT ASSETS
    Cash and cash equivalents                                                          $  4,335,936          $  4,114,651
    Restricted cash                                                                       1,051,215
    Marketable securities                                                                                          20,962
    Accounts receivable, net of allowance of $760,000
       in 2001 and $675,000 in 2000                                                      13,058,773             5,780,690
    Accounts receivable - related party                                                   1,315,011             1,064,143
    Inventories                                                                          12,969,347             3,582,040
    Prepaid expenses and other current assets                                               149,044
                                                                                       ------------            ----------

         Total current assets                                                            32,879,326            14,562,486


PROPERTY AND EQUIPMENT, NET                                                               1,306,884               653,597


GOODWILL, NET                                                                             3,624,071             3,884,159


OTHER ASSETS                                                                                158,187                40,743
                                                                                         ----------            ----------
                                                                                        $37,968,468           $19,140,985
                                                                                         ==========            ==========



        The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                      LIABILITIES AND SHAREHOLDERS' EQUITY                                2001                  2000
                                                                                      -------------         -------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                               $34,590,301           $14,366,329
    Accounts payable - related party                                                        318,950               227,944
    Current maturities of notes and advances payable, Shareholder                           570,100               904,936
    Current maturities of capital lease obligations                                          45,549                48,023
    Current maturities of convertible notes payable                                          35,824
    Income taxes payable                                                                     59,250                24,255
                                                                                        -----------           -----------

                                                                                         35,619,974            15,571,487
         Total current liabilities


NOTES AND ADVANCES PAYABLE,
    SHAREHOLDER, less current maturities                                                                        2,000,000


CAPITAL LEASE OBLIGATIONS, less current maturities                                           85,974               103,071


CONVERTIBLE NOTES PAYABLE, less current maturities                                          140,146


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
    Convertible preferred stock Class B, $.001 par value; 5,000,000 shares
       authorized; 505 shares issued and outstanding in 2000                                                      505,000
    Common stock - $.001 par value; 40,000,000 shares authorized; 22,932,912 and 23,166,969 shares issued and outstanding in 2001 and 2000,
       respectively                                                                          22,933                23,166
    Capital in excess of par value                                                        8,248,458             7,743,252
    Accumulated deficit                                                                  (6,149,017)           (6,804,991)
                                                                                         -----------           -----------
                                                                                          2,122,374             1,466,427
                                                                                        -----------           -----------
                                                                                        $37,968,468           $19,140,985
                                                                                         ==========            ==========



The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,



                                                                     2001                 2000                  1999
                                                               ---------------      ---------------       ---------------
Net sales                                                         $200,177,380          $80,763,042           $78,089,670
Cost of sales                                                      189,212,225           77,792,807            75,472,736
                                                                   -----------          -----------          ------------
         Gross profit                                               10,965,155            2,970,235             2,616,934
                                                                   -----------          -----------          ------------
Operating expenses
    Selling                                                          2,228,816              549,336               365,255
    General and administrative                                       6,809,862            4,451,533             1,142,881
    Provision for bad debts                                            885,282              598,474               519,962
                                                                   -----------          -----------          ------------
                                                                     9,923,960            5,599,343             2,028,098
                                                                   -----------          -----------          ------------
         Operating profit (loss)                                     1,041,195           (2,629,108)              588,836
Other expense
    Interest expense                                                   116,821              175,994                23,454
    Litigation settlement                                              203,000                    -                     -
    Loss on disposal of assets                                               -              555,447                     -
    Unrealized loss on investment                                            -               58,473                     -
    Loss attributable to major supplier                                      -                    -               553,547
                                                                   -----------          -----------          ------------
                                                                       319,821              789,914               577,001
                                                                   -----------          -----------          ------------
         Earnings (loss) before income taxes                           721,374           (3,419,022)               11,835
Income tax provision                                                    65,400               25,404                 5,000
                                                                   -----------          -----------          ------------
         NET EARNINGS (LOSS)                                           655,974           (3,444,426)                6,835
Preferred stock dividend                                                 -                  -                     375,000
                                                                   -----------          -----------          ------------
Net earnings (loss) attributable to common
    stock                                                         $    655,974          $(3,444,426)          $  (368,165)
                                                                   ===========          ===========          ============
Earnings (loss) per common share
    Basic and diluted                                                   $0.03               $(0.16)               $(0.02)
                                                                   ===========          ===========          ============
Weighted-average shares
    Basic and diluted                                               24,500,881           20,902,060            19,659,629
                                                                   ===========          ===========          ============


The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000 and 1999



                                                Convertible preferred
                                                        stock                    Common stock               Treasury stock
                                               ----------------------     ------------------------    ------------------------
                                               Shares        Amount         Shares        Amount        Shares         Amount
                                               -------      --------      ---------     ---------     ---------      ---------

Balance at January 1, 1999                                                      200      $  1,000

Contribution of common stock by
    founding shareholders                                                        23                         (23)     $ 350,721
Reissuance of treasury stock                                                    (23)                         23       (350,721)
Effective stock split of 74,500 shares
    at merger                                                            14,899,800        13,900
Effective acquisition of ilink excluding
    contemporaneous private placement                                     4,259,629         4,259
Issuance of common stock through private
    placement                                                               500,000           500
Issuance of preferred stock through
    private placement                           1,500     $1,500,000
Dividends declared
Imputed preferred stock dividend
    attributable to the beneficial
    conversion feature

Net income
                                            ---------    -------------- -------------------------         -----    ------------

Balance at December 31, 1999
    (carried forward)                           1,500      1,500,000     19,659,629        19,659           -            -


                                             Additional
                                               paid-in     Accumulated
                                               capital       decicit           Total
                                             ----------- -------------       --------

Balance at January 1, 1999                   $  199,000    $    72,600     $  272,600

Contribution of common stock by
    founding shareholders                       350,721                       701,442
Reissuance of treasury stock                                                 (350,721)
Effective stock split of 74,500 shares
    at merger                                   (13,900)
Effective acquisition of ilink excluding
    contemporaneous private placement           451,061                       455,320
Issuance of common stock through private
    placement                                   999,500                     1,000,000
Issuance of preferred stock through
    private placement                                                       1,500,000
Dividends declared                                          (3,065,000)    (3,065,000)
Imputed preferred stock dividend
    attributable to the beneficial
    conversion feature                          375,000       (375,000)

Net income                                                       6,835          6,835
                                             ------------- -------------     --------

Balance at December 31, 1999
    (carried forward)                         2,361,382     (3,360,565)       520,476


                   9278 Communications, Inc. and Subsidiaries

                  Years ended December 31, 2001, 2000 and 1999

                                               Convertible preferred
                                                       stock                   Common stock               Treasury stock
                                              ----------------------     -------------------------   -------------------------
                                              Shares         Amount         Shares        Amount        Shares         Amount
                                              -------       --------      ---------     ---------     ---------      ---------
(brought forward)                               1,500     $1,500,000     19,659,629       $19,659                  $     -

Conversion of preferred stock to
   common stock                                  (995)      (995,000)       873,340           873
Issuance of common stock through
   private placement                                                        529,000           529
Issuance of common stock to officer
   in exchange for advances payable                                         250,000           250
Issuance of common stock for
   services rendered                                                        855,000           855
Issuance of common stock upon
   acquisition of Reliable Networks,
   Inc.                                                                   1,000,000         1,000
Net loss
                                            ---------    ----------------------------------------   ------------   ------------

Balance at December 31, 2000                      505        505,000     23,166,969        23,166        -              -

Conversion of preferred stock to
   common stock                                  (505)      (505,000)       776,013           777
Repurchase and retirement of
   common stock                                                          (1,010,070)       (1,010)
Net income
                                            ---------    ----------------------------------------   ------------   ------------

BALANCE AT DECEMBER 31, 2001                    -        $               22,932,912       $22,933        -         $     -
                                           ==========     =========      ==========        ======   ============    ===========


                                             Additional
                                              paid-in      Accumulated
                                              capital        decicit            Total
                                             -------------------------        --------
(brought forward)                             $2,361,382    $(3,360,565)   $   520,476

Conversion of preferred stock to
   common stock                                  994,127
Issuance of common stock through
   private placement                             997,471                       998,000
Issuance of common stock to officer
   in exchange for advances payable              499,750                       500,000
Issuance of common stock for
   services rendered                             929,186                       930,041
Issuance of common stock upon
   acquisition of Reliable Networks,
   Inc.                                        1,961,336                     1,962,336
Net loss                                                     (3,444,426)    (3,444,426)
                                              -------------  ----------     ----------

Balance at December 31, 2000                   7,743,252     (6,804,991)     1,466,427

Conversion of preferred stock to
   common stock                                  504,223
Repurchase and retirement of
   common stock                                      983                           (27)
Net income                                                      655,974        655,974
                                              ------------- -----------    -----------

BALANCE AT DECEMBER 31, 2001                  $8,248,458    $(6,149,017)   $ 2,122,374
                                               =========     ==========     ==========




The accompanying notes are an integral part of this statement.

                   9278 Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                             2001             2000            1999
                                                                         -----------      -----------       --------
Cash flows from operating activities
    Net income (loss)                                                     $  655,974      $(3,444,426)      $      6,835
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
          Depreciation and amortization                                      511,175          186,524            66,296
          Provision for doubtful accounts                                    885,282          598,474           519,962
          Loss attributable to major supplier                                      -                -           553,547
          Issuance of common stock for services rendered                           -          930,041                 -
          Unrealized loss on investments                                           -           58,473                 -
          Loss on sale of equipment                                                -          555,447                 -
          Changes in assets and liabilities, net of assets
              acquired and liabilities assumed
                  Restricted cash                                         (1,051,215)               -                 -
                  Accounts receivable                                     (8,015,461)      (2,773,661)       (1,689,999)
                  Accounts receivable - related party                       (250,868)        (849,143)                -
                  Inventories                                             (9,319,292)      (2,279,869)       (1,471,334)
                  Prepaid expenses and other current assets                 (149,044)          30,749           (30,749)
                  Other assets                                               (18,149)         (46,366)           (5,339)
                  Accounts payable and accrued expenses                   20,110,295       11,560,750          (132,023)
                  Accounts payable - related party                            91,006          227,944                 -
                  Income taxes payable                                        34,995           22,255            (6,551)
                                                                         -----------      -----------      ------------
         Net cash provided by (used in) operating activities               3,484,698        4,777,192        (2,189,355)
                                                                         -----------      -----------      ------------
Cash flows from investing activities
    Acquisition of property and equipment                                   (878,969)        (491,942)         (122,104)
    Acquisition of businesses                                               (207,742)      (1,000,000)                -
    Disposition of marketable securities                                      20,962               -                  -
    Cash received in merger                                                        -               -              5,410
    Merger transaction costs                                                       -               -            (55,681)
                                                                         -------------    -----------      ------------
         Net cash used in investing activities                            (1,065,749)      (1,491,942)         (172,375)
                                                                         -----------      -----------      ------------
Cash flows from financing activities
    Notes and advances payable, shareholder, net                          (2,334,836)        (128,585)          633,521
    Principal payments on capital lease obligations                          (38,771)         (66,206)          (45,567)
    Proceeds from convertible notes payable                                  203,000                -                 -
    Principal payments on convertible notes payable                          (27,030)               -                 -
    Repurchase and retirement of common stock                                    (27)               -                 -
    Issuance of common stock                                                       -          998,000         1,000,000
    Issuance of preferred stock                                                    -                -         1,500,000
    Dividends paid                                                                 -                -         (1,065,000)
                                                                         -----------     -----------       ------------
         Net cash provided by (used in) financing activities              (2,197,664)         803,209         2,022,954
                                                                         -----------     ------------      ------------
         NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                            221,285        4,088,459          (338,776)
Cash and cash equivalents, beginning of year                               4,114,651           26,192           364,968
                                                                         -----------     ------------      ------------
Cash and cash equivalents, end of year                                   $ 4,335,936      $ 4,114,651      $     26,192
                                                                         ===========      ===========      ============

                   9278 Communications, Inc. and Subsidiaries

                             Year ended December 31,


                                                                             2001             2000              1999
                                                                         -----------      -----------       --------
Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                          $     122,742    $     175,994     $      16,787
     Income taxes                                                             30,405           10,565            11,551

Noncash investing and financing activities:
   Equipment acquired under capital leases                             $      19,200    $      75,000      $    121,240
   Conversion of notes and advances payable, shareholder for
       common stock                                                                           500,000
   Conversion of preferred stock to common stock                             505,000          995,000
   Notes issued for accrued dividends                                                                         2,000,000
   Issuance of common stock for net noncash assets received
       in merger                                                                                                455,320
   Additional paid-in capital arising from contribution
       of treasury shares                                                                                       350,721

   Acquisition of Reliable Networks, Inc.
     Net assets acquired                                                                  $    38,687
     Goodwill                                                                               3,901,313
                                                                                          -----------
                                                                                            3,940,000
                                                                                          -----------
Less
   Common stock issued                                                                        970,000
   Contingent consideration - common stock                                                    970,000
   Promissory notes payable                                                                 1,000,000
                                                                                          -----------
                                                                                            2,940,000
                                                                                          -----------
Cash paid                                                                                 $ 1,000,000
                                                                                          ===========





The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company distributes prepaid telephone calling cards to distributors and retail establishments through its various sales locations throughout the United States.

     9278 Communications, Inc. is the successor-consolidated entity formed by the merger, on December 10, 1999, of 9278 Distributor Inc. (the "Company") and iLink Telecom, Inc. ("iLink"). iLink was originally incorporated in Colorado on December 10, 1997 and was reincorporated in Nevada on July 14, 1998. Concurrent with the merger, iLink, a publicly held company and the legally surviving parent company, changed its name to 9278 Communications, Inc. This event has been given retroactive treatment in these financial statements. The Company was incorporated in New York on April 17, 1997 and reincorporated in Delaware on April 3, 2000. This reincorporation had no impact on the Company's authorized stock.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     1.  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of 9278 Communications, Inc. and its wholly-owned subsidiaries, 9278 Distributors, Inc., 9278 DotCom, Inc., E-Store Solution, Inc. and Reliable Acquisition Corp. (hereinafter, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     2.  Cash and Cash Equivalents

         Cash and cash equivalents include all cash and highly liquid investments with an original maturity of three months or less.

     3.  Inventories

         Inventories, which consist of prepaid telephone cards, are stated at the lower of cost (first-in, first-out) or market.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE A (CONTINUED)

     4.  Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization are provided for, using straight-line and accelerated methods, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases is amortized over the shorter of the service lives of the assets or the term of the lease. Repairs and maintenance are charged to operations as incurred.

     5.  Goodwill

         Goodwill represents the excess purchase price paid by the Company over the estimated fair value of net assets acquired and is being amortized on a straight-line basis over fifteen years. The amortization of such excess was approximately $260,000 and $17,000 for the years ended December 31, 2001 and 2000, respectively. Accumulated amortization totaled approximately $277,000 and $17,000 for the years ended December 31, 2001 and 2000, respectively.

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). For all business combinations initiated after June 30, 2001, SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires the purchase method of accounting, including revised recognition criteria for intangible assets other than goodwill. Under SFAS No. 142, which is effective for years beginning after December 15, 2001, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", as amended. The Company has elected to adopt SFAS No. 142 for the year beginning January 1, 2002. The impact of adopting SFAS No. 142 is not expected to be material to the consolidated financial statements. The Company will continue to amortize goodwill under its current method until January 1, 2002, the first day of the SFAS No. 142 implementation year. Once adopted, annual goodwill amortization of $260,000 will no longer be recorded.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE A (CONTINUED)

         In accordance with the new standards, during 2002, the Company will perform a transitional fair value-based impairment test. If the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss during 2002 as a cumulative effect of a change in accounting principle.

     6.  Long-lived Assets

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows that the Company expects to generate from these assets. If the assets are impaired, the Company recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

         On February 28, 2000, and again on October 8, 2000, the Company sold all of the assets acquired in the acquisition of iLink and recognized a loss on sale of $555,447, primarily attributable to the write-off of the related goodwill.

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations," which is effective for years beginning after June 15, 2002. SFAS No. 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has elected to adopt SFAS No. 143 for the year beginning January 1, 2002. The impact of adopting SFAS No. 143 is not expected to be material to the consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE A (CONTINUED)

         other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has elected to adopt SFAS No. 144 for the year beginning January 1, 2002. The impact of adopting SFAS No. 144 is not expected to be material to the consolidated financial statements.

     7.  Income Taxes

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting of Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     8.  Earnings Per Share

         Basic earnings (loss) per share is determined by dividing the Company's net earnings (loss) by the weighted-average shares outstanding. Diluted earnings per share include the dilutive effects of outstanding stock option and warrants. Excluded from the calculation of diluted earnings per share are 210,000, 235,000 and 23,000 options and warrants to purchase the Company's common stock in 2001, 2000 and 1999, respectively, as their inclusion would have been antidilutive.

     9.  Stock-Based Compensation Plans

         The Company maintains two stock option plans, as more fully described in Note J to the consolidated financial statements, which are accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and, accordingly, recognizes no compensation expense. Therefore, the Company has elected the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE A (CONTINUED)

    10.  Revenue Recognition

         Revenue is recognized from sales when products are shipped and title passes to the customer. Sales incentives in the form of free products given to the Company's distributors are classified as a reduction of revenues.

    11.  Advertising

         Advertising costs are expensed as incurred and totaled $817,000, $159,000 and $125,000 in 2001, 2000 and 1999, respectively.

    12.  Shipping and Handling Fees and Costs

         The Company includes fees billed to a customer relating to shipping and handling costs in net sales. All shipping and handling expenses incurred by the Company are included in cost of sales.

    13.  Uses of Estimates and Fair Value of Financial Instruments

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable and debt, approximates carrying value due to the immediate or short-term maturity associated with its cash and accounts receivable and the interest rates associated with its debt.

    14.  Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE B - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the Company's unaudited quarterly operating results for the years ended December 31, 2001 and 2000.

                                                             Three months ended
                     --------------------------------------------------------------------------------------------------------
                     December 31, September 30,    June 30,   March 31,   December 31, September 30,  June 30,      March 31,
                         2001         2001          2001        2001          2000        2000          2000          2000
                     ----------   ----------     ---------    ---------   ----------   ----------    ---------    -----------
    Sales           $57,423,182   $55,736,568   $49,578,900  $37,438,730  $26,990,325  $20,032,204  $16,857,595  $16,882,918

    Gross profit      1,959,143     3,091,352     3,191,235    2,723,425       91,019    1,141,104    1,037,185      700,927

    Net earnings
        (loss)*      (1,630,486)      219,996     1,082,827      983,637   (3,160,719)     102,225      106,329     (492,261)

    Earnings (loss)
        per share*
        Basic            $(0.07)        $0.01         $0.05        $0.04       $(0.14)       $0.00        $0.01       $(0.02)
        Diluted           (0.07)         0.01          0.05         0.04        (0.14)        0.00         0.00        (0.02)

    Weighted-average
        common
        outstanding
            Basic     24,942,982   23,942,982    23,643,089   23,593,153   22,284,038   20,561,849   20,152,356   20,003,337
            Diluted   24,942,982   23,942,982    23,643,089   23,593,153   22,284,038   20,561,849   21,302,023   20,003,337

    * As adjusted to reflect the provision for officer's compensation



     During the fourth quarter of 2001, the Company recognized approximately $1,945,000 of losses, which include the following significant items: bad debt expense of $812,000, a provision for officers compensation of $450,000, a decline in the gross profit due to lower selling prices and additional selling expenses associated with the Company's geographic expansion.

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


NOTE C - ACQUISITIONS

     On January 23, 2001, the Company acquired certain assets of two of its distributors in an asset purchase transaction, wherein it acquired accounts receivable, inventories, fixed assets and customer lists of the distributors, net of accounts payable. The Company paid $100,000 in excess of its net assets for the

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE C (CONTINUED)

     customer lists. The assets acquired and liabilities assumed were recorded at estimated fair values. The consolidated statements of operations include the results of this acquisition beginning January 23, 2001. A summary of the transactions is as follows:

      Assets purchased
          Accounts receivable                              $ 147,904
          Inventories                                         68,015
          Other assets                                         5,500
          Customer lists                                     100,000
                                                            --------
                                                             321,419

      Liabilities assumed
          Accounts payable                                  (113,677)
                                                            --------
      Net assets acquired                                  $ 207,742
                                                            ========
      Cash paid                                            $ 207,742
                                                            ========

     Pro forma results of operations are not presented, as they are not material to the historical results presented herein.

     Acquisition of Reliable Networks, Inc.

     On December 8, 2000, the Company acquired, through its wholly-owned subsidiary, Reliable Acquisition Corp., all of the outstanding common stock of Reliable Networks, Inc. ("Reliable") in a business combination accounted for by the purchase method of accounting. Reliable had total sales of approximately $35 million in 1999. The assets acquired and liabilities assumed were recorded at estimated fair values based on information currently available and on current assumptions as to future operations. The consolidated statements of operations include the results of Reliable beginning December 8, 2000.

     The Company paid a total of $3,940,000 for Reliable, which consisted of $1,000,000 in cash, $1,000,000 in promissory notes, and 1,000,000 shares of common stock valued at $970,000. An additional 1,000,000 shares of common stock, also valued at $970,000, was recorded as contingent consideration because the Company deemed it probable that certain contingency provisions in the merger agreements would be met. Such conditions were met during the year ended December 31, 2001.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE C (CONTINUED)

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1, 1999:

                                            Year ended December 31,
                                     -----------------------------------------
                                         2000                       1999
                                     --------------           ----------------

      Net sales                       $125,714,692               $113,246,565
      Net loss                          (3,472,509)                  (293,879)
      Loss per share                         $(.15)                     $(.02)

     Acquisition of iLink

     The Company consummated the reverse acquisition of iLink on December 10, 1999. The Company's shareholders were issued 14,900,000 iLink shares in exchange for the 200 shares of the Company. For accounting purposes, the shares retained by the original shareholders of iLink, subject to certain adjustments, are treated as being issued by the Company to effect the merger, hence the term "reverse acquisition." These shares were valued at $155,000 based upon an independent valuation of iLink. In addition to the value of these shares, the Company's acquisition cost includes the eight shares (post-split equivalent of 596,000 shares) issued to a creditor of iLink valued at $123,330, legal fees of $42,455, and investment banker fees of $13,226, for total acquisition costs of $334,011.

     Concurrent with the closing of the merger, iLink completed two private placements pursuant to which it sold 500,000 new common shares for $1,000,000 and 1,500 convertible preferred shares for $1,500,000.

     Immediately prior to the closing of the merger, the Company declared a $3,000,000 dividend ($15,000 per share), of which $1,000,000 was paid in cash and the balance of $2,000,000 in the form of a two-year promissory note (Note H). The payment of $1,000,000 was funded by the private placements consummated as of that date.

     Also prior to the merger, iLink issued 300,000 shares in satisfaction of $300,000 in debt, issued 190,000 shares for services upon the achievement of certain vesting provisions and also issued 200,000 common shares for advisory and related services in connection with the private placement and merger.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE C (CONTINUED)

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1, 1999:

                                                  Year ended
                                                 December 31,
                                                     1999
                                                 ------------

             Net sales                           $78,121,200
             Net loss                             (1,497,438)
             Loss per share                            $(.08)


NOTE D - INVESTMENTS AND OTHER TRANSACTIONS

     On September 1, 2000, the Company entered into an agreement with Rapid Release Research, LLC ("Rapid Release"), a company that is in the business of providing services for management consulting, business advisory, shareholder information and public relations (the "Consulting Agreement"). Rapid Release will be used to inform the public of the potential investment merit of the Company and its securities, thereby increasing investor recognition and market liquidity and improving shareholder value, and to assist the Company in acquisitions, mergers and other financial transactions. This agreement was for a period of four years. The Company issued Rapid Release 800,000 shares of its common stock and has recognized the expense from this agreement based on the market value of the stock of the Company at the date of issue, which was $875,040

     On January 29, 2001, the Company acquired, for a nominal amount, a 27% equity interest in DMS Acquisition Corp., (a Delaware corporation) as an inducement to enter into a long-term distribution agreement with DMS Acquisition Corp. DMS Acquisition Corp. is a facility-based carrier of long-distance telephone service. On February 8, 2001, DMS Acquisition Corp. was a party to a triangular merger with Capital One Ventures Corp. (an OTC publicly traded company) with Capital One Ventures Corp. as the surviving entity. DMS Acquisition Corp. became a wholly-owned subsidiary of Capital One Ventures Corp. Simultaneous with the merger, Capital One Ventures Corp. changed the corporate name to Cirus Telecom, Inc. ("Cirus"). As a result of the merger, the Company's equity interest of 10,800,000 shares of Cirus was diluted to 18%. The Company's investment in Cirus was restricted and subject to other conditions pursuant to the distribution agreement. The investment in Cirus is accounted for at cost and is not material to the Company's financial position.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE D (CONTINUED)

     On September 26, 2001, under the terms of the Consulting Agreement between Rapid Release and the Company, Rapid Release returned to the Company 800,000 shares of the Company's common stock in exchange for 600,000 shares of Cirus stock held by the Company. As additional consideration, the two parties mutually agreed to declare the Consulting Agreement as null and void. The Company also delivered 60,000 shares of Cirus stock to a consulting firm, for its services in negotiating this settlement agreement. The Company has recorded no gain or loss from this transaction.

     On September 26, 2001, the Company transferred the balance of 10,140,000 shares of Cirus stock back to Cirus in exchange for (i) Cirus' consent to the September 26, 2001 transaction between the Company and Rapid Release;
     (ii) 210,070 shares of the Company's common stock held by certain shareholders of Cirus; and (iii) an unconditional release from the Distribution Agreement dated February 6, 2001, signed between Cirus and the Company, from the day of its inception.

     On September 30, 2001, the Company retired 1,010,070 shares of its common stock it received from the above settlements.


NOTE E - PREFERRED STOCK

     During the year ended December 31, 2001, the Company converted 505 shares of Class B, $.001 par value convertible preferred stock into 776,013 shares of common stock.


NOTE F - RESTRICTED CASH

     Restricted cash consists of the following at December 31, 2001:

      Amounts invested in certificate of deposit,
          which is pledged as collateral for a letter
          of credit issued by the bank                               $1,000,000

      Amounts invested in certificate of deposit,
          held by bank as collateral for deposited
          funds returned for insufficient funds by
          customers' bank                                                51,215

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE G - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                                  Estimated
                                                                 useful life
                                                                   (years)                 2001                 2000
                                                                -------------          -------------        --------
      Furniture and equipment                                        5 - 7               $   483,164             $129,997
      Automobiles                                                    5 - 7                   224,566              205,066
      Computer equipment                                             5                       731,685              346,206
      Leasehold improvements                                         3 - 8                   245,729              105,707
                                                                                          ----------              -------

                                                                                           1,685,144              786,976
      Less accumulated depreciation
          and amortization                                                                   378,260              133,379
                                                                                          ----------              -------
                                                                                          $1,306,884             $653,597
                                                                                           =========              =======


    Depreciation and amortization expense for property and equipment for the years ended December 31, 2001, 2000 and 1999 was approximately $242,000, $115,000 and $66,000, respectively.

    Property and equipment under capital leases totaled approximately $215,440 and $196,240 and accumulated amortization on such property and equipment aggregated approximately $61,185 and $30,063 at December 31, 2001 and 2000, respectively.


NOTE H - NOTES PAYABLE - SHAREHOLDER

     On December 10, 1999, the Company declared $3,000,000 in dividends, of which $1,000,000 was paid. On December 13, 1999, the Company executed a promissory note for $2,000,000 for the declared but unpaid dividends, payable to the Company's chief executive officer, who is also a shareholder. A principal payment of $1,000,000 was originally due on June 13, 2000, and the second payment originally payable on December 13, 2001. On March 22, 2001, the Company amended the terms of these promissory notes to defer both payments to March 31, 2002 and December 31, 2002, respectively. The final payment is accelerated if the Company's gross revenue exceeds $10 million in each of any six consecutive calendar months or exceeds $60 million in any six-month period. During the year-ended December 31, 2001, the Company made principal payments aggregating $1,430,000. Interest is payable at a rate of 8%. Interest expense on this note was $90,100 and $160,000 for the years ended December 31, 2001 and 2000, respectively.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE I - INCOME TAXES

     The provision (benefit) for income taxes is summarized as follows:

                                                                2001                   2000                 1999
                                                              ---------             ---------              ------
      Current
          Federal                                               $31,400               $  -                  $  -
          State                                                  34,000                25,404                5,000
                                                                 ------                ------               ------
                                                                 65,400
      Deferred                                                     -                     -                     -
                                                                 ------                ------               ------
                                                                $65,400               $25,404               $5,000
                                                                 ======                ======               ======


     The actual income tax expense (benefit) differs from the Federal statutory rate as follows:

                                                 2001                      2000                   1999
                                        -----------------------   --------------------     ------------------
                                          AMOUNT           %       Amount           %       Amount          %
                                        ----------     -------    --------      -------     ------      -----
      Federal statutory rate            $ 245,000        34.0 %  $(1,171,000)    (34.0)%   $ 2,000        15.0 %
      State income taxes, net of
         Federal income tax benefit        22,044         2.0         25,404       0.1       5,000        42.2
      Utilization of net operating
         loss carryforwards              (201,644)      (31.0)                                              .

      Valuation allowance                                          1,171,000      34.0      (2,000)      (15.0)
                                       ----------      ------    -----------     -----      ------       -----
                                       $   65,400         5.0 %  $    25,404       0.1%    $ 5,000        42.2%
                                        =========      ======    ===========     =====     =======       =====

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE I (CONTINUED)

     The tax effects of temporary differences which give rise to deferred tax assets at December 31, 2001 and 2000 are summarized as follows:

                                                                                            2001              2000
                                                                                        ------------      -----------
      Deferred tax assets
          Allowance for doubtful accounts                                                $   342,000      $   303,750
          Accrued compensation                                                               213,750
          Net operating loss carryforwards                                                   576,000        1,208,430
          Federal AMT credit                                                                  14,400                -
                                                                                         -----------      -----------

                Gross deferred tax assets                                                  1,146,150        1,512,180

      Valuation allowance                                                                 (1,146,150)      (1,512,180)
                                                                                         -----------      -----------
      Net deferred tax asset                                                             $         -      $         -
                                                                                         ===========      ===========


     At December 31, 2001, the Company has net operating loss carryforwards for Federal income tax purposes aggregating approximately $1,280,000 expiring in 2020.


NOTE J - STOCK OPTION PLANS AND WARRANTS

     The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 500,000 shares of the Company's common stock were exercisable (the "1993 Plan"). Under the terms of the Plan, the options, which expire ten years after grant, are exercisable at prices equal to the fair market value of the common stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At December 31, 2001, there were 477,000 shares available for grant under the 1993 Plan.

     In March 2001, the Company adopted, subject to shareholder approval, its 2001 Stock Option Plan (the "2001 Plan") and reserved 5,000,000 shares of common stock thereunder. Options are nonqualified and are granted at a price equal to the fair market value of the Company's common stock at the date of grant. At December 31, 2001, all 5,000,000 shares were available for grant under the 2001 Plan.

     On June 13, 2000, in consideration for an officer's agreement to amend the repayment terms of a $2,000,000 promissory note, the Company issued a ten-year nonqualified warrant to purchase 200,000

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE J (CONTINUED)

     shares of the Company's common stock at an exercise price of $1.625 per share (which represented the fair market value of the underlying common stock at the time of grant). The warrant, which vested immediately, is exercisable through June 2010 (Note H).

     On June 1, 2000, pursuant to an employment agreement between the Company and an officer, the Company issued nonqualified options to purchase 10,000 shares of common stock, at an exercise price of $4.00 per share. The options vested 100% upon grant and are exercisable for three years from the date of grant.

     On March 15, 2000, the Company issued ten-year nonqualified options to purchase 25,000 shares of common stock, at an exercise price of $4.00 per share to a director of the Company. The options vested as to 50% of the underlying shares on September 15, 2000 and the balance vested on March 15, 2001.

     On June 9, 1999, the Company issued to employees qualified options to purchase 23,000 shares of common stock at an exercise price of $5.25. These options were exercisable by June 9, 2000 and expired unexercised.

     The following is a summary of activity with respect to stock options and warrants:

                                                                                                           Weighted-average
                                                                  Shares           Price per share         price per share
                                                                  ------          -----------------      -----------------
       Outstanding at January 1, 1999                              -
           Granted                                                 23,000               $5.25                    $5.25
                                                                 --------

       Outstanding at December 31, 1999                            23,000               $5.25                    $5.25
           Granted                                                235,000           1.63 to 4.00                  1.98
           Expired                                                (23,000)              5.25                      5.25
                                                                 --------

       Outstanding at December 31, 2000                           235,000           1.63 to 4.00                  1.98
           Forfeited                                              (25,000)              4.00                      4.00
                                                                 --------

       Outstanding at December 31, 2001                           210,000           1.63 to 4.00                  1.16
                                                                  =======

       Balance exercisable at December 31, 2001                   210,000
                                                                  =======

                   9278 Communications, Inc. and Subsidiaries

                                             December 31, 2001, 2000 and 1999



NOTE J (CONTINUED)

     The following table summarizes significant ranges of outstanding and exercisable options and warrants at December 31, 2001:

                                             Options and warrants outstanding             Options and warrants exercisable
                                    -------------------------------------------------     --------------------------------
                                                          Weighted-        Weighted-                            Weighted-
                                                           average          average                              average
               Ranges of                                  remaining        exercise                             exercise
            exercise prices             Shares          life in years        price            Shares              price
            ---------------            --------         -------------      ---------         --------           ---------
            $1.63                      200,000              8.45              $1.63          200,000               $1.63
            $4.00                       10,000              1.42               4.00           10,000                4.00


     The weighted-average fair value on the grant date was $1.96 for options and warrants issued during the year ended December 31, 2000. No options or warrants were granted during the year ended December 31, 2001.

     Pro forma earnings and earnings per share are not presented as the pro forma information is not materially different from the Company's reported results.


NOTE K - RELATED PARTY TRANSACTIONS

     Pursuant to an acquisition, the Company issued three promissory notes with a 5% interest rate aggregating $1,000,000 due in various times through June 2001. At December 31, 2001, the promissory notes have been paid in full.

     Sales of inventory to a customer who is related to an officer of the Company were approximately $21,125,000, $4,390,000 and $9,500,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company also purchased inventory from this customer in the amount of $11,151,000 and $6,323,000 during the years ended December 31, 2001 and 2000, respectively. The Company did not purchase inventory from this customer during the year ended December 31, 1999. Sales to this related party represented 11% and 12% of total sales during the years ended December 31, 2001 and 1999, respectively. No other single customer represented greater than 10% of total sales during the three years in the period ended December 31, 2001.

     The Company leases certain office space pursuant to a sublease agreement with the Company's Chairman at an annual rental of $63,000 during the years ended December 31, 2001 and 2000.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE L - CONCENTRATIONS

        The Company made purchases from one prepaid telephone calling card supplier which aggregated approximately 43% and 16% of total purchases during the years ended December 31, 2001 and 2000, respectively. Additionally, liabilities to this supplier aggregated approximately 59% and 31% of total accounts payable and accrued expenses at December 31, 2001 and 2000.

        The Company made purchases from two separate prepaid telephone card suppliers which aggregated approximately 13% and 15% of total purchases during the years ended December 31, 2001 and 2000, respectively.


NOTE M - COMMITMENTS AND CONTINGENCIES

     Litigation

     For the year ended December 31, 1999, purchases from one telephone card supplier were approximately 55% of total purchases. In November 1999, the Company commenced an action against this supplier to recover damages resulting from cancellation of the telephone card purchases by the Company. The supplier subsequently countersued. In the Company's opinion, with which its legal counsel concurs, no material liability will result from the countersuit. The Company incurred a loss of $553,547, which was reflected in the fourth quarter of 1999. The Company subsequently mitigated, in substantial part, its reliance on this supplier by increasing its purchases from other vendors. On September 30, 2001, in order to avoid protracted litigation and mounting legal fees, the Company decided to settle the case, wherein it agreed to pay $250,000 to the supplier over a period of four years beginning in August 2001, pursuant to a nonnegotiable, convertible promissory note (the "Convertible Note"). This amount is payable in four monthly installments of $7,500 and 44 subsequent monthly installments of $5,000, each exclusive of interest. The Company has recorded a $203,000 charge representing the net present value of the settlement amount. The Convertible Note contains conditions, whereby, upon occurrence of an event of default, as defined, the supplier shall have the right to convert 100% of the unpaid principal balance, plus an additional $200,000 (the "Default Amount") into fully paid nonassessable shares of the Company's common stock at a conversion price equal to the greater of the fair market value of the common stock on the date of default ($0.20 at December 31, 2001) or $1.00 per share.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999



NOTE M (CONTINUED)

     Aggregate annual maturities of the Convertible Note are summarized as follows:

                          Year ending December 31,
                          ------------------------
                              2002                              $ 35,824
                              2003                                50,020
                              2004                                55,258
                              2005                                34,868
                                                                --------
                                                                $175,970
                                                                ========

     In November 1999, a distributor of the Company's prepaid telephone cards instituted an action for approximately $575,000, based on a purported breach of oral contract by the Company. The Company filed an answer and counterclaim against the distributor for approximately $575,000 of unpaid invoices.

     On September 30, 2001, the Company settled its case against this distributor and received $50,000, writing off approximately $525,000 of uncollectible receivables. In previous years, the Company had provided an allowance for this doubtful account equal to the total of the unpaid invoices.

     The Company from time to time is subject to other certain legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

     Employment Agreements

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

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2001, 2000 and 1999


NOTE M (CONTINUED)

     On March 22, 2001, in consideration for this officer's agreement to further amend the repayment terms of a $2,000,000 promissory note (Note H), the Company amended the officer's employment agreement whereby the officer shall receive an additional bonus equal to 5% of the gross profit of the Company, as defined. Such bonus shall be paid in cash, or, at the discretion of the officer, in shares of the Company's common stock, based upon a per share price equal to 75% of fair market value of the common stock. Approximately $450,000 is payable to the officer and is included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2001.

     On December 8, 2000, the Company entered into a two-year employment contract with an option to renew for an additional year, with a shareholder who is the President of Reliable Acquisition Corp. The base salary for the first year was $150,000, plus a cash bonus equal to 15 percent of the pretax income of the subsidiary as long as the contract is in effect. The compensation for the second year will be $150,000 as determined by the Board of Directors.

     Lease Commitments

     The Company leases its main office and sales office facilities and certain equipment pursuant to noncancellable operating and capital leases expiring through November 2008. The minimum rental commitments under these noncancellable leases, at December 31, 2001, are summarized as follows:

                                                                        Operating                      Capitalized
                                                                         leases                          leases
                                                                       ------------                    --------
         Year ending December 31,
                2002                                                  $   450,116                       $  60,252
                2003                                                      466,047                          53,268
                2004                                                      317,141                          41,449
                2005                                                      293,865                           2,075
                2006                                                      292,872
                Thereafter                                                470,244
                                                                       ----------
                                                                        2,290,285                         157,044
         Less amount representing interest                                -                                25,521
                                                                       ----------                        --------
         Total minimum lease payments                                  $2,290,285                         131,523
                                                                        =========
         Less current maturities                                                                           45,549
                                                                                                         --------
         Long-term capitalized lease obligations                                                        $  85,974
                                                                                                         ========


     Rent expense for all operating leases was $234,080, $128,067 and $68,910 in 2001, 2000 and 1999, respectively.

                   9278 Communications, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000 and 1999



              Column A                    Column B                    Column C                  Column D          Column E
              --------                    --------         ----------------------------         --------          --------
                                                                      Additions
                                                           ----------------------------
                                                              (1)                (2)
                                                                            Charged to
                                         Balance at        Charged to          other                              Balance
                                          beginning        costs and        accounts -        Deductions -       at end of
             Description                  of period         expenses         describe           describe           period
             -----------                 -----------       ----------     ------------        -----------        --------

Allowance for doubtful accounts
    YEAR ENDED DECEMBER 31, 2001         $  675,000       $  885,282        $                  $800,282 (a)      $  760,000
                                         ==========       ==========        ==========         ========          ==========

    Year ended December 31, 2000         $  125,000       $  598,474        $     -            $ 48,474 (a)      $  675,000
                                         ==========       ==========        ==========         ========          ==========

    Year ended December 31, 1999         $     -          $  519,962        $     -            $394,962 (a)      $  125,000
                                         ==========       ==========        ==========         ========          ==========


Valuation allowance-Deferred tax
    YEAR ENDED DECEMBER 31, 2001         $1,512,180       $     -           $     -            $366,030          $1,146,150
                                         ==========       ==========        ==========         ========          ==========

    Year ended December 31, 2000         $     -          $1,512,180        $     -            $   -             $1,512,180
                                         ==========       ==========        ==========         ========          ==========





(a)      Accounts receivable written  off

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         On April 24, 2001, Friedman Alpren & Green ("Friedman") resigned as our independent certified public accountant. The reports of Friedman on our financial statements for the fiscal years ended December 31, 1999 and 2000 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. Our Board of Directors approved the decision to change accountants. During our two most recent fiscal years and subsequent interim periods, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Friedman would have caused it to make reference to such disagreement in its reports.

         We engaged Grant Thornton LLP ("GT") to act as our independent certified public accountant, effective May 14, 2001. During the two most recent fiscal years and subsequent interim periods, we had not consulted GT regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event.

         On December 28, 1999, we dismissed Ernst & Young LLP ("E&Y") as our independent certified public accountant. The reports of E&Y on our financial statements for the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. Our Board of Directors approved the decision to change accountants. During our two most recent fiscal years and subsequent interim periods, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of E&Y would have caused it to make reference to such disagreement in its reports.

         We engaged Friedman Alpren & Green LLP ("Friedman") to act as
Our independent certified public accountant, effective December 28, 1999. During the two most recent prior fiscal years and subsequent interim periods, the we have not consulted Friedman regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event.

                                    PART III



ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following persons are our executive officers and directors as of the date hereof:


NAME                                AGE       OFFICES HELD
----                                ---       ------------
Sajid Kapadia                       28        Chairman, Chief  Executive Officer
                                                and Director
Haris Syed                          27        President, Secretary and Director
James Scigliano                     58        Chief Financial Officer and
                                                Treasurer
Hanif Bhagat                        28        Director


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

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation

         Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2000, 1999 and 1998 by our Chief Executive Officer. No other executive officer of ours had compensation in excess of $100,000 during the fiscal years ended December 31, 2000 or 1999.



                             SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
             ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
--------------------------------------------------------------------------------


                                                                          ANNUAL
         NAME AND PRINCIPAL                  SALARY
        POSITION            YEAR          ($)  ($)
--------------------------------------------------------------------------------

Sajid Kapadia,                      2001             $200,000          $475,000
2000           $200,000
Chairman and Chief                  1999             $80,815
Executive Officer

- ------------------------------------------------------------------------------
Haris Syed, President         2001         $150,000
                                            2000               $ 99,231
- ------------------------------------------------------------------------------


         We did not grant any options to the named executive officers.



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

         As of the date hereof, no options are outstanding under the iLink Plan.


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


                                              APPROXIMATE PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL HOLDER     NUMBER OF SHARES    OF CLASS
-------------------------------------    ----------------      --------
Sajid Kapadia..............               13,355,125(1)          56.13%

Haris Syed.........                          194,000(2)            *

Hanif Bhagat................                       0               *

All executive officers and directors
 as a group (4 persons).....              13,549,125           59.1%
       ----------------------------------------------------

       *         Less than 1%

(1) Does not includes warrants to purchase 200,000 shares of our common stock currently held by Mr. Kapadia, which expire on June 13, 2010.
(2) Represents shares of common stock held by KAPH Groups, Inc., a company 100% owned by Mr. Syed.

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

         In December 2000, we acquired Reliable Networks, Inc., a company controlled by Nasir Ghesani, an officer of ours. Mr. Ghesani was not an officer of ours at the time of the acquisition. In connection with the acquisition, Mr. Ghesani was issued: (i) a cash payment in the amount of $1.0 million, (ii) 1,000,000 shares of our common stock, and (iii) three promissory notes, in the aggregate amount of $1.0 million. Pursuant to the terms of our agreement with Mr. Ghesani, we issued an additional 1,000,000 shares of our common stock to Mr. Ghesani which was due to him in December 2001.

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

             We sell phone cards to Sohel Distributors Inc. ("SDI"), a company owned by a brother of our Chief Executive Officer. Sales to SDI were approximately $21,125,000, $4,390,000 and $9,500,000 for the years ended

December 31, 2001, 2000 and 1999, respectively. We also purchased inventory from SDI in the amount of $11,151,000 and $6,323,000 during the years ended December 31, 2001 and 2000, respectively. We did not purchase inventory from SDI during the year ended December 31, 1999.

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

(a)      The following documents are filed as part of this report:

         (1) Financial Statements. See Index to Consolidated Financial Statements in Item 8 hereof.

         (2)      Financial Statement Schedules.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         (3)      Exhibits.


Exhibit Number    Description of Exhibit
--------------    ----------------------

     2.1 Agreement and Plan of Merger, dated December 17, 1999, among iLink Telecom, Inc., 9278 Distributors Acquisition Corp. and 9278 Distributor Inc. (3)

     2.2 Agreement and Plan of Merger, dated April 24, 2000, between the Company and 9278 Communications, Inc., a Nevada corporation (5)

     2.3 Agreement and Plan of Merger, dated December 8, 2000, among Reliable Networks, Inc., Nasir Ghesani, Reliable Acquisition Corp. and the Company (6)

     3.1          Certificate of Incorporation of the Company (5)

     3.2          Bylaws of the Company (5)

     4.1          Specimen Common Stock Certificate of the Company (2)

     4.2          Non-Qualified Stock Option Plan of the Company (4)

     4.3          2001 Stock Option Plan of the Company (7)

     4.4 Amended and Restated Promissory Note, in the Amount of $2.0 million, made by the Company to Sajid Kapadia, dated December 10, 1999 (7)

     4.5 Promissory Note, in the amount of $400,000, made by the Company to Nasir Ghesani, dated December 8, 2000 (6)

     4.6 Promissory Note, in the amount of $100,000, made by the Company to Nasir Ghesani, dated December 8, 2000 (6)

     4.7 Promissory Note, in the amount of $500,000, made by the Company to Nasir Ghesani, dated December 8, 2000 (6)

     10.1 Employment Agreement, dated December 10, 1999, between the Company and Sajid Kapadia (4)

     10.2 Employment Agreement, dated December 8, 2000, between the Company, Reliable Acquisition Corp. and Nasir Ghesani (6)

     10.3 Amendment, dated March 22, 2000, to Employment Agreement between the Company and Sajid Kapadia (7)

     21.1         Subsidiaries of the Company (1)


-------------------------------------

     (1)          Filed herewith

     (2) Incorporated by reference from the Company's registration statement on Form SB-2 (Registration No. 333-84845)

     (3) Incorporated by reference from the Company's report on Form 8-K, dated December 10, 1999

     (4) Incorporated by reference from the Company's report on Form 10-KSB for the year ended December 31, 1999

     (5) Incorporated by reference from the Company's report on Form 10-QSB for the three-month period ended March 31, 2000

     (6) Incorporated by reference from the Company's report on Form 8-K, dated December 8, 2000

     (7) Incorporated by reference from the Company's report on Form 10KSB for the year ended December 31, 2000

(b)  Reports on Form 8-K.

We filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2001:

         On May 1, 2001, we filed a current report on Form 8-K to announce the resignation of our independent accountants.

         On February 9, 2001 and on April l3, 2001, we amended a previously filed current report on Form 8-K to disclose financial and other information concerning an acquisition of a business effected in 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             9278 COMMUNICATIONS, INC.

Date:  May 13, 2002                      By: /s/ Sajid Kapadia
                                                ------------------------------
                                                Sajid Kapadia, Chairman,
                                                Chief Operating Officer
                                                and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Sajid Kapadia                                          May 13, 2002
- -----------------------------------
Sajid Kapadia
Chairman, Chief Executive Officer, Director
(Principal Executive and Accounting Officer)



/s/ Haris Syed                                             May 13, 2002
---------------------
Haris Syed
President and Director



/s/ Hanif Bhagat                                           May 13, 2002
---------------------
Hanif Bhagat
Director


27