Form 10-Q
period 2002-03-31
9278 COMMUNICATIONS INC
filed 2002-07-18
CIK 1081831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 -----------------

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

                       Commission file number:  333-37654
                                              -----------


                            9278 COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                      98-0207906
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

Yes  [ ]       No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value -23,932,912 shares issued and outstanding as of
-----------------------------------------------------------------------------
July 15 , 2002
--------------

Item 1. Financial Statements

                         PART I - FINANCIAL INFORMATION

                   9278 Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,            December 31,
                                     ASSETS                                 2002                   2001
                                                                        -------------         -------------
                                                                        (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                           $   2,606,648         $   4,335,936
    Restricted cash                                                         1,055,844             1,051,215
    Accounts receivable, net of allowance of $760,000
       at March 31, 2002 and December 31, 2001                             12,021,038            13,058,773
    Accounts receivable-related party                                       1,961,719             1,315,011
    Inventories                                                            19,208,375            12,969,347
    Prepaid expenses and other current assets                                 367,654               149,044
                                                                        -------------         -------------

         Total current assets                                              37,221,278            32,879,326

PROPERTY AND EQUIPMENT, NET                                                 1,429,588             1,306,884

GOODWILL, NET                                                               3,624,071             3,624,071

OTHER ASSETS                                                                  169,756               158,187
                                                                        -------------         -------------

                                                                        $  42,444,693         $  37,968,468
                                                                        =============         =============

The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,            December 31,
                      LIABILITIES AND SHAREHOLDERS' EQUITY                                 2002                  2001
                                                                                      -------------         -------------
                                                                                        (UNAUDITED)
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                             $  39,256,951         $  34,590,301
    Accounts payable - related party                                                        225,125               318,950
    Current maturities of notes and advances payable,
       Shareholder                                                                          277,275               570,100
    Current maturities of capital lease obligations                                          46,826                45,549
    Current maturities of convertible notes payable                                          39,146                35,824
    Income taxes payable                                                                     15,000                59,250
                                                                                      -------------         -------------

         Total current liabilities                                                       39,860,323            35,619,974



CAPITAL LEASE OBLIGATIONS, less current maturities                                           75,284                85,974

CONVERTIBLE NOTES PAYABLE, less current maturities                                          126,135               140,146

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock - $.001 par value; 40,000,000 shares authorized; 22,932,912 shares issued and outstanding in March 31, 2002 and December 31, 2001,
       respectively                                                                          22,933                22,933
    Capital in excess of par value                                                        8,248,458             8,248,458
    Accumulated deficit                                                                  (5,888,440)           (6,149,017)
                                                                                      -------------         -------------

                                                                                          2,382,951             2,122,374
                                                                                      -------------         -------------

                                                                                      $  42,444,693         $  37,968,468
                                                                                      =============         =============

The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         March 31,           March 31,
                                                                           2002                2001
                                                                       -----------         -----------
Net sales                                                              $57,365,454         $37,438,730
Cost of sales                                                           53,069,185          34,715,305
                                                                       -----------         -----------

         Gross profit                                                    4,296,269           2,723,425
                                                                       -----------         -----------

Operating expenses
    Selling                                                              1,466,587             481,482
    General and administrative                                           2,418,929           1,044,698
    Depreciation                                                            72,606             115,002
    Provision for bad debts                                                 51,792              52,270
                                                                       -----------         -----------

                                                                         4,009,914           1,693,452
                                                                       -----------         -----------

         Operating profit                                                  286,355           1,029,973

Other expense
    Interest expense                                                        10,778              42,765
                                                                       -----------         -----------

                                                                            10,778             319,821
                                                                       -----------         -----------

         Earnings before income taxes                                      275,577             987,208

Income tax provision                                                        15,000               3,571
                                                                       -----------         -----------


Net income                                                             $   260,577         $   983,637
                                                                       ===========         ===========

Earnings per common share
    Basic and diluted                                                  $      0.01         $      0.04
                                                                       ===========         ===========

Weighted-average shares
    Basic and diluted                                                   23,932,912          23,593,153
                                                                       ===========         ===========

The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        Three months ended March 31, 2002

                                      Convertible preferred
                                              stock                   Common stock
                                   --------------------------    -------------------------
                                      Shares         Amount         Shares        Amount
                                   -----------    -----------    -----------   -----------
Balance at January 1, 2001                 505    $   505,000     23,166,969   $    23,166

Conversion of preferred stock to
   common stock                           (505)      (505,000)       776,013           777

Repurchase and retirement of
   common stock                                                   (1,010,070)       (1,010)

Net income
                                   -----------    -----------    -----------   -----------


Balance at December 31, 2001              --             --       22,932,912        22,933

Net income for the three months
   ended March 31, 2002                260,577        260,577
                                   -----------    -----------    -----------   -----------

Balance at March  31, 2002                --      $      --       22,932,912   $    22,933
                                   ===========    ===========    ===========   ===========

                                         Treasury stock           Additional
                                    -------------------------      paid-in     Accumulated
                                      Shares         Amount        capital       deficit        Total
                                    -----------   -----------   -----------    -----------    -----------
Balance at January 1, 2001                        $      --     $ 7,743,252    $(6,804,991)   $ 1,466,427

Conversion of preferred stock to
   common stock                                                     504,223                           --

Repurchase and retirement of
   common stock                                                         983                           (27)

Net income                                                                         655,974        655,974
                                    -----------   -----------   -----------    -----------    -----------


Balance at December 31, 2001               --            --       8,248,458     (6,149,017)     2,122,374

Net income for the three months
   ended March 31, 2002
                                    -----------   -----------   -----------    -----------    -----------

Balance at March  31, 2002                 --     $      --     $ 8,248,458    $(5,888,440)   $ 2,382,951
                                    ===========   ===========   ===========    ===========    ===========



The accompanying notes are an integral part of this statement.

                   9278 Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         March 31,          March 31,
                                                                                            2002               2001
                                                                                        -----------        -----------
Cash flows from operating activities
     Net income (loss)                                                                  $   260,577        $   983,637
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities
          Depreciation and amortization                                                      72,606            115,002
          Provision for doubtful accounts                                                    51,792               --
          Unrealized loss on investments                                                       --               (2,693)
          Changes in assets and liabilities , net of
             assets acquired and liabilities assumed
                Restricted cash                                                              (4,629)              --
                Accounts receivable                                                         339,235            231,905
                Inventories                                                              (6,239,028)          (611,686)
                Prepaid expenses and other current assets                                  (218,610)           (95,986)
                Other assets                                                                (11,569)            (2,627)
                Accounts payable and accrued expenses                                     4,572,826          1,280,068
                Income taxes payable                                                        (44,250)              --
                                                                                        -----------        -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      (1,221,050)         1,897,620
                                                                                        -----------        -----------

Cash flows from investing activities
     Acquisition of property and equipment                                                 (195,312)          (233,430)
     Acquisition of businesses                                                             (207,742)
                                                                                        -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                                                      (195,312)          (441,172)
                                                                                        -----------        -----------

Cash flows from financing activities
     Notes and advances payable, shareholder, net                                          (292,825)          (855,289)
     Principal payments on capital lease obligations                                         (9,412)           (10,461)
     Principal payments on convertible notes payable                                        (10,689)              --
                                                                                        -----------        -----------

NET CASH USED IN FINANCING ACTIVITIES                                                      (312,926)          (865,750)
                                                                                        -----------        -----------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                                 (1,729,288)           590,698

Cash and cash equivalents, beginning of year                                              4,335,936          4,114,651
                                                                                        -----------        -----------

Cash and cash equivalents, end of year                                                  $ 2,606,648        $ 4,705,349
                                                                                        ===========        ===========

                   9278 Communications, Inc. and Subsidiaries

                                   (UNAUDITED)

                                                                             March 31,         March 31,
                                                                               2002               2001
                                                                             ---------         ---------
Supplemental disclosures of cash flow information:
      Cash paid during the period for
INTEREST                                                                     $  17,130         $  45,458
         Income taxes                                                           67,381            26,326

Noncash investing and financing activities:

      Acquisition of businesses in Connecticut
         Net assets acquired                                                                   $ 107,751
         Customer list                                                                           100,000
                                                                                               ---------
      Cash paid                                                                                $ 207,751
                                                                                               =========

The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated unaudited financial statements of 9278 Communication Inc. and subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures generally required by accounting principles generally accepted in the United States and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001, included in the Company's Form 10-K as filed with the SEC. The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of the management, considered necessary for a fair presentation of results for these interim periods. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - NATURE OF BUSINESS

         The Company distributes prepaid telephone calling cards to distributors and retail establishments through its various sales locations throughout the United States.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

  PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of 9278 Communications, Inc. and its wholly owned subsidiaries, 9278 Distributors, Inc., 9278 Dot Com., Inc., E-Store Solution, Inc. and Reliable Acquisition Corp. (hereinafter, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include all cash and highly liquid investments with an original maturity of three months or less.

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  INCOME TAXES

         Income taxes are accounted for under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting of Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company has made provision for various minimum state and local taxes. The provision for federal taxes has been offset against the company's net operating losses carried forward from prior years.

  EARNINGS PER SHARE

         Basic earnings per share are determined by dividing the Company's net earnings by the weighted-average shares outstanding. Diluted earnings per share include the dilutive effects of outstanding stock option and warrants. Excluded from the calculation of diluted earnings per share are 210,000 warrants issued in March 2001 to purchase the Company's common stock, as their inclusion would have been antidilutive.

  GOODWILL

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). For all business combinations initiated after June 30, 2001, SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires the purchase method of accounting, including revised recognition criteria for intangible assets other than goodwill. Under SFAS No. 142, which is effective for years beginning after December 15, 2001, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

         The Company has adopted SFAS No. 142 for the year beginning January 1, 2002. Therefore, annual and quarterly amortization of goodwill of $260,000 and $65,000 are no longer recognized. The Company has performed a transitional fair value based impairment test and has determined that no impairment of goodwill exist as of January 1, 2002.

         The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.

                                               Three Months Ended
                                                     March 31,
                                              2002             2001
                                          -------------    -------------
Reported net income                           $260,577         $983,637
Add back:  goodwill amortization                     0           66,227
INCOME TAX EFFECT                                    0                0
                                          -------------    -------------
Adjusted net income                           $260,577       $1,049,864
                                          =============    =============

BASIC EARNINGS PER SHARE:
Reported net income                              $0.01            $0.04
Goodwill amortization                                0                0
Income tax effect                                    0                0
                                          -------------    -------------
Adjusted net income                              $0.01            $0.04
                                          =============    =============
DILUTED EARNINGS PER SHARE:
Reported net income                              $0.01            $0.04
Goodwill amortization                                0                0
Income tax effect                                    0                0
                                          -------------    -------------
Adjusted net income                              $0.01            $0.04
                                          =============    =============

  LONG-LIVED ASSETS

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. If the assets are impaired, we recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations," which is effective for years beginning after June 15, 2002. SFAS No. 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company will adopt SFAS No. 143 for the year beginning January 1, 2003. The impact of adopting SFAS No. 143 will have no impact to the consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has elected to adopt SFAS No. 144 for the year beginning January 1, 2002. There has been no impact of adopting SFAS No. 144 to the consolidated financial statements.

  REVENUE RECOGNITION

         Revenue is recognized from sales when a product is shipped and title passes to the customer.

  ADVERTISING

         Advertising costs are expensed as incurred and totaled $776,317 and $94,998 for the three months ended March 31, 2002 and 2001, respectively.

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

NOTE 4 - RESTRICTED CASH

     Restricted cash consists of the following at March 31, 2002:

      Amounts invested in certificate of deposit, which is
      pledged as collateral for a letter of credit issued by
      the bank                                                                            $1,004,629

      Amounts invested in certificate of deposit, held by
      bank as collateral for deposited funds returned for
      insufficient funds by customers' bank                                                   51,215

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                               Estimated
                                               useful life             March 31,             December 31,
                                               (years)                   2002                    2001
                                               -------                   ----                    ----

      Furniture and equipment                  5 - 7                   $ 553,403              $ 483,164
      Automobiles                              5 - 7                     224,566                224,566
      Computer equipment                       5                         851,255                731,685
      Leasehold improvements                   3 - 8                     251,229                245,729
                                                                      ----------            -----------

                                                                       1,880,453              l,685,144

      Less accumulated

       depreciation and amortization                                     450,865                378,260
                                                                      ----------            -----------

                                                                      $1,429,588            $ 1,306,884
                                                                      ----------            -----------

     Depreciation and amortization expense for property and equipment for the three months ended March 31, 2002 and 2001 was approximately $72,606 and $48,775, respectively.

NOTE 6 - NOTES PAYABLE - SHAREHOLDER

         On December 10, 1999, the Company declared $3,000,000 in dividends, of which $1,000,000 was paid. On December 13, 1999, the Company executed a promissory note for $2,000,000 for the declared but unpaid dividends, payable to the Company's chief executive officer, who is also a shareholder. A principal payment of $1,000,000 was originally due on June 13, 2000, and the second payment originally payable on December 13, 2001. On March 22, 2001, the Company amended the terms of these promissory notes to defer both payments to March 31, 2002 and December 31, 2002, respectively. The final payment is accelerated if the Company's gross revenue exceeds $10 million in each of any six consecutive calendar months or exceeds $60 million in any six-month period. During the three months ended March 31, 2002, the Company made principal payments aggregating $291,600. Interest is payable at a rate of 8%. For the three months ended March 31, 2002, interest expense on this note was $8,400 and was paid in full as of that date.

NOTE 7 - RELATED PARTY TRANSACTIONS

         Sales of inventory to a customer who is related to an officer of the Company were approximately $6,171,000 and $4,288,000 for the three months ended March 31, 2002 and 2001, respectively. The Company also purchased inventory from this customer in the amount of $2,763,000 and $1,200,000 during the three months ended March 31, 2002 and 2001, respectively.

NOTE 8 - CONTINGENCIES

         The Company from time to time is subject to other certain legal proceedings and claims which have arisen in the ordinary course of its business. These aforementioned actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     Private label cards are generally designed and produced by us, utilizing card numbers and PINs provided by the telecommunications carrier or reseller providing the long distance service for the card. We incur the upfront expense of printing the phone cards. However, we do not pay the long distance carrier until it activates the cards, which occurs upon our sale to the distributor. Accordingly, through the use of private label cards, our cost of inventory is significantly reduced, as purchases are effectively made on an as-needed basis. In addition, private label cards generally provide us with the ability to achieve a greater gross margin percentage, typically ranging from 5% to 8%. During the past two years, we have continued to increase our sales of private label cards, both on an absolute dollar volume and as a percentage of our sales. During the year ended December 31, 2001, we sold over 120 varieties of private label cards, which accounted for in excess of 70% of our total revenues. During 2001, over 60% of our PIN purchases were made from a single telecommunications carrier. We believe that, should such carrier experience any operating difficulties or interruption of service, we will be able to purchase PINS from other carriers at competitive rates.

     We continue to seek to expand our geographic reach and to increase our sales. In recent years, we have established distribution centers in California, Maryland, Connecticut, Illinois, Upstate New York, as well as additional distribution centers in the New York metropolitan area, and we have established strategic relationships with distributors in Canada and United Kingdom. In addition, in 2001, we commenced pre-paid phone card sales through our Internet Website 9278.com(TM). Through our website, consumers worldwide can purchase 9278 phone cards over the Internet from a selection of over 40 cards, searchable by various criteria, e.g., rates, brand name, country, etc., and receive immediate delivery of the card's access number and PIN codes via e-mail.

     We are seeking to develop and acquire rights to additional prepaid telecommunications services and other prepaid products or services to diversify our product offerings and increase our overall gross margin. In the short-term, additional costs related to the development or acquisition of such products may have an impact on our net profits.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                     For the three months
                                                        Ended March 31,
                                                      2002          2001
                                                     ------        ------
Net revenues                                         100.00%       100.00%
Cost of services                                      92.51         92.87
                                                     ------        ------

Gross margin                                           7.49          7.13

Selling expenses                                       2.56          1.29
General and administrative expenses                    4.22          2.79
Depreciation and amortization                          0.13          0.31
Provision for bad debts                                0.09          0.14
Income from operations                                 0.49          2.60
Interest expense                                      (0.02)        (0.11)
                                                     ------        ------

Net Income before income taxes                         0.47%         2.64%
                                                     ------        ------

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

NET REVENUES. Net revenues for the three months ended March 31, 2002 increased $19.9 million, or 53.2%, to $57.4 million from $37.4 million for the same period in 2001. The overall increase in revenues was primarily due to our acquisitions and geographic expansion since the third quarter of calendar year 2000 and continuing during the year 2001. In May 2001, we opened a new office in Los Angeles, California, which accounted for 41.2% of increase in sales for the three months ended March 31, 2002. In August 2001, we opened two new locations, one in Brooklyn, New York, which accounted for 9.5% of increase in sales, and the second in Chicago, Illinois, which accounted for 15.0 % of increase in sales for the three months ended March 31, 2002. Starting July 2001, we began actively selling phone cards over the Internet. Internet sales accounted for 23.0% of increase in sales for the three months ended March 31, 2002. In November 2001, we opened a new office in Poughkeepsie, New York, which accounted for 3.5% of increase in sales for the three months ended March 31, 2002. For the three months ended March 31, 2002, same location sales for our Bronx office accounted for 11.2% of the increase in sales, Yonkers office accounted for 6.5% of increase in sales, Maryland office accounted for 7.0% of increase in sales, Connecticut office accounted for 3.1% of increase in sales, whereas the Queens office recorded a 20.0% decrease in sales for the three months ended March 31, 2002 over the same period in 2001. Same store revenues increased primarily as a result of extensive marketing efforts implemented by the company and continued expansion of our market share for our private label cards. Our Queens office experienced a decrease in sales due to intense competition by other distributors in that market.

GROSS MARGIN. Gross margin increased $1.63 million, or 61.04%, to $4.30 million, or 7.49% of net revenues, for the three months ended March 31, 2002, from $2.67 million, or 7.13% of net revenues, for the same period in 2001. This increase in gross profit was attributable to increased sales of higher margin private label cards during the three months ended March 31, 2002. The Company's gross margin varies from period to period depending upon the relative percentage of sales of lower margin branded cards and other factors such as discounts and promotions employed from time to time to stimulate sales.

SELLING EXPENSES. Selling expenses for the three months ended March 31, 2002 increased $985,000, or 205% to $1,467,000 from $481,000 for the three months ended March 31, 2002. Of this, $681,000 was an increase in advertising costs incurred to promote its new private label cards and its sales over the Internet. The commission expense increased by $184,000 as the company has hired commissioned salesperson starting 2001 to promote its sales. Trade show expenses increased by $128,000, as the company participates in more trade shows.

     Selling expenses as a percentage of net revenues increased to 2.56% for the three months ended March 31, 2002, from 1.29% for the same period in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2002, increased $1,374,000, or 131% to $2,419,000 from $1,045,000 for the same period in 2001. This increase was primarily due to the increase in salaries by $700,000 to $1,089,000 in 2002 as compared to $389,000 in 2001. Included in the general and administrative expenses is the cost of processing credit card sales over the Internet in the amount of $239,000 for the three months ended March 31, 2002. Rent expense increased by $93,000 to $138,000 in 2002 as compared to $45,000 in 2001 and telephone expense increased by $76,000 to $102,000 in 2002 as compared to $26,000 in 2001 as the company continued to add new locations and expand its existing facilities. Other general and administrative expenses increased due to the company opening additional locations and expenses related to increase in sales volume.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 2002 totaled $73,000; a decrease of $42,000 as compared to the same period in 2001. The decrease is the result of the is the fact that the company no longer amortizes goodwill as a result of the adoption, as of January 1, 2002, of SFAS No. 142 of the Financial Accounting Standards Board. This decrease in $66,000 was offset by an increase in depreciation expense of $24,000 due to acquisition of fixed assets on opening new locations.

INCOME FROM OPERATIONS. The Company had a net profit of $276,000 for the three months ended March 31, 2002 as compared to $987,000 for the three months ended March 31, 2001. The decrease in net income was due to the increase in operating expenses offset by slight increase in gross profit margins. For purposes of earnings per share, net income reflects net income of $276,000 the three months ended March 31, 2002 as compared to a net income of $987,000 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had total current assets of approximately $37,221,000. This included $2,607,000 in cash, $1,056,000 in restricted cash, $19,208,000 in inventories and $13,983,000 in accounts receivable. The Company's cash balances vary significantly from day-to-day due the large volume of purchases and sales made by the Company from the various prepaid phone cards companies and the numerous distributors to whom the Company sells cards.

     The Company used $1,221,000 in cash from operating activities during the three months ended March 31, 2002 as compared to generating $1,898,000 during the same period in 2001. Decreases in cash flows during the three months ended March 31, 2002 are related to lower net income, increase in inventories, offset by decrease in accounts receivable and increase in accounts payable.

     Investing activities used $195,000 during the three months ended March 31, 2002 to acquire additional fixed assets. Financing activities used $313,000 during the three months ended March 31, 2001 to pay down notes payable and principle on debt obligations.

     The Company believes that existing cash and cash equivalents, cash flow from operations and available vendor credit will be sufficient to meet its planned working capital and capital expenditure budget through the remainder of 2002. However, there are no assurances that The Company will not be required to seek other financing. If The Company is required to seek other financing, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy it short-term cash flow needs from other sources in the future.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company's significant accounting policies are summarized in Note 3 of its financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

     The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

REVENUE RECOGNITION. The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. The Company believes that its revenue recognition policy is critical because revenue is a very significant component of its results of operations. Decisions relative to criteria (4) regarding collectibility are based upon management judgments and should conditions change in the future and cause management to determine these criteria are not met, the Company's recognized results may be affected.

INCOME TAXES. In preparing the Company's consolidated financial statements, income tax expense is calculated for each of the jurisdictions in which the Company operates. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company's statement of operations. In the event that actual results differ from the Company's estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of March 31, 2002, the company had a deferred tax asset of approximately $750,000 and a full valuation allowance due to uncertainty surrounding the company's ability to realize its deferred tax asset.

INVENTORIES. The Company values its inventory at the lower of the actual cost to purchase or the current estimated market value of the inventory. On a quarterly basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company's estimated forecast of product demand and production requirements for the next twenty-four months. A significant increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued as a result of understating its provision for excess and obsolete inventory, such costs would be required to be recorded in its cost of goods sold at the time of such determination. Likewise, if its inventory is determined to be undervalued, as a result of overstating its provision for excess and obsolete inventory, the Company may have over- reported its costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although every effort is made to ensure the accuracy of the Company's forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and reported operating results.

GOODWILL AND OTHER INTANGIBLES. Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill. In addition, as described in Notes 3 of the Company's financial statements, as a result of the Company's acquisitions, values were assigned to intangible assets for customer lists and related relationships. Finite useful lives were assigned to these intangibles and they will be amortized over their remaining life. As with any intangible asset, future write-downs may be required if the value of these assets become impaired.

PROPERTY AND EQUIPMENT. Property and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Any change in conditions that would cause management to change its estimate as to the useful lives of a group or class of assets may significantly impact the Company's depreciation expense on a prospective basis.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company's accounts receivable, as 14.0% of the Company's total accounts receivable balance at March 31, 2002 is concentrated in one affiliated customer. While the accounts receivable related to this customer may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history by this customer.

RECENT ACCOUNTING PRONOUNCEMENTS.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (SFAS No. 143), "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. We will adopt this standard effective January 1, 2003. We do not expect the adoption of SFAS No. 143 to have a material impact on the company's financial results.

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

     (a) Exhibits.

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

3.1            Certificate of Incorporation of the Company(1)

3.2            Bylaws of the Company(1)

4.1            2001 Stock Option Plan of the Company(2)

--------------------
(1) Incorporated by reference from the Company's report on Form 10-QSB for the three-month period ended March 31, 2000

(2) Incorporated by reference from the Company's report on Form 10-KSB for the year ended December 31, 2000


     (b)   Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          9278 COMMUNICATIONS, INC.



Date:   July 15, 2002                     By  /s/ Sajid kapadia
                                              -----------------
                                              Sajid Kapadia
                                              Chief Executive Officer
                                              (Principal Financial and
                                              Accounting Officer)