Form 10-Q
period 2002-06-30
9278 COMMUNICATIONS INC
filed 2002-09-20
CIK 1081831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                -----------------

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

         FOR THE TRANSITION PERIOD FROM             TO
                                        -----------   ---------

                        COMMISSION FILE NUMBER: 333-37654

                                   -----------


                            9278 COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                               13-4165136
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

Yes  [ ]       No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value -23,932,912 shares issued and outstanding as of August 26, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements




                   9278 Communications, Inc. and Subsidiaries

                          INDEX TO FINANCIAL STATEMENTS



                                                                                  Page
                                                                                  ----

Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
    December 31, 2001                                                            2 - 3

Consolidated Statements of Operations for the three months ended
    June 30, 2002 and 2001 and six months ended June 30, 2002
    and 2001 (unaudited)                                                             4

Consolidated Statement of Shareholders' Equity for the six months
    ended June 30, 2002 (unaudited)                                                  5

Consolidated Statements of Cash Flows for the six months ended
    June 30, 2002 and December 31, 2001 (unaudited)                              6 - 7

Notes to Consolidated Financial Statements                                      8 - 13

Management's Discussion and Analysis                                           14 - 20

                   9278 Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS




                                                                                       June 30,             December 31,
                                                                                         2002                  2001
                                                                                    ---------------       --------------
                                                                                      (UNAUDITED)
                                     ASSETS


CURRENT ASSETS

    Cash and cash equivalents                                                           $ 3,318,992          $  4,335,936
    Restricted cash                                                                       1,061,161             1,051,215
    Accounts receivable, net of allowance of $835,000
       at June 30, 2002 and $760,000 at December 31, 2001                                11,053,016            13,058,773
    Accounts receivable-related party                                                     2,315,507             1,315,011
    Inventories                                                                          14,601,327            12,969,347
    Prepaid expenses and other current assets                                               395,378               149,044
                                                                                      -------------         -------------


         Total current assets                                                            32,745,381            32,879,326
                                                                                      -------------         -------------


PROPERTY AND EQUIPMENT, NET                                                               1,648,561             1,306,884


GOODWILL, NET                                                                             3,624,071             3,624,071


OTHER ASSETS                                                                                178,544               158,187
                                                                                      -------------         -------------

                                                                                      $  38,196,557         $  37,968,468
                                                                                      =============         =============


















The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS



                                                                                       June 30,           December 31,
                                                                                         2002                 2001
                                                                                         ----                 ----
                                                                                     (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued expenses                                               $37,645,517           $34,590,301
    Accounts payable - related party                                                        101,486               318,950
    Current maturities of notes and advances payable,
       Shareholder                                                                           65,407               570,100
    Current maturities of capital lease obligations                                          42,150                45,549
    Current maturities of convertible notes payable                                          44,696                35,824
    Income taxes payable                                                                     30,000                59,250
                                                                                       ------------          ------------

         Total current liabilities                                                       37,929,256            35,619,974
                                                                                       ------------          ------------



CAPITAL LEASE OBLIGATIONS, less current maturities                                           70,235                85,974


CONVERTIBLE NOTES PAYABLE, less current maturities                                          109,626               140,146



COMMITMENTS AND CONTINGENCIES



SHAREHOLDERS' EQUITY
    Common stock - $.001 par value; 40,000,000
       shares authorized; 22,932,912 shares issued and
       outstanding                                                                           22,933                22,933
    Capital in excess of par value                                                        8,248,458             8,248,458
    Accumulated deficit                                                                  (8,183,951)           (6,149,017)
                                                                                       ------------          ------------

                                                                                             87,440             2,122,374
                                                                                       ------------          ------------

                                                                                       $ 38,196,557           $37,968,468
                                                                                       ============          ============








The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                                  2002              2001            2002              2001
                                                  ----              ----            ----              ----
Net sales                                    $  65,912,322    $  49,578,900    $ 123,277,776    $  87,017,630
Cost of sales                                   63,865,090       46,387,665      116,934,276       81,102,970
                                             -------------    -------------    -------------    -------------

         Gross profit                            2,047,232        3,191,235        6,343,500        5,914,660
                                             -------------    -------------    -------------    -------------


Operating expenses

    Selling                                      1,330,675          278,362        2,797,262          759,843
    General and administrative                   2,575,504        1,576,149        4,994,433        2,739,597
    Depreciation                                    98,051          119,110          170,658          234,112
    Provision for bad debts                        317,610           69,347          369,401          121,617
                                             -------------    -------------    -------------    -------------

                                                 4,321,840        2,042,968        8,331,754        3,855,169
                                             -------------    -------------    -------------    -------------

         Operating profit/(loss)                (2,274,608)       1,148,267       (1,988,254)       2,059,491

Other income/(expense)
    Realized gain on investment securities            --              6,428             --              9,121
    Interest expense, net                           (5,902)         (24,881)         (16,680)         (70,339)
                                             -------------    -------------    -------------    -------------

                                                    (5,902)         (18,453)         (16,680)         (61,218)
                                             -------------    -------------    -------------    -------------

    Earnings/(loss) before income taxes         (2,280,510)       1,129,814       (2,004,934)       1,998,273

Income tax provision                                15,000            6,175           30,000            9,746
                                             -------------    -------------    -------------    -------------


Net income/(loss)                            $  (2,295,510)   $   1,123,639    $  (2,034,934)   $   1,988,527
                                             =============    =============    =============    =============

Earnings/(loss) per common share
    Basic and diluted                        $       (0.10)   $        0.05    $       (0.09)   $        0.09
                                             =============    =============    =============    =============


Weighted-average shares

    Basic and diluted                           23,932,912       23,643,089      23, 932,912       23,394,762
                                             =============    =============    =============    =============






The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                         Six months ended June 30, 2002



                                                               Common stock            Additional
                                                         -------------------------       paid-in    Accumulated
                                                            Shares         Amount        capital        deficit        Total
                                                          ---------      ---------     -------------------------    --------
Balance at January 1, 2002                               22,932,912        $22,933    $8,248,458    $(6,149,017)     $2,122,374

Net loss for the six months
   ended June 30, 2002                                                                               (2,034,934)     (2,034,934)
                                                         ----------        -------    ----------    -----------    ------------

Balance at June 30, 2002                                 22,932,912        $22,933    $8,248,458    $(8,183,951)   $     87,440
                                                         ==========        =======    ==========    ===========    ============









































The accompanying notes are an integral part of this statement.

                   9278 Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                             June 30,       June 30,
                                                                                               2002           2001
                                                                                               ----           ----
Cash flows from operating activities
     Net income (loss)                                                                      $(2,034,934)   $ 1,988,527
     Adjustments to reconcile net income to net cash
        provided by operating activities
          Depreciation and amortization                                                         170,658        234,112
          Provision for doubtful accounts                                                       369,401         35,000
          Changes in assets and liabilities, net of
             assets acquired and liabilities assumed
                Restricted cash                                                                  (9,946)          --
                Accounts receivable                                                             635,859     (3,754,480)
                Inventories                                                                  (1,631,980)    (3,296,802)
                Prepaid expenses and other current assets                                      (246,334)       (84,534)
                Other assets                                                                    (20,356)        (2,628)
                Accounts payable and accrued expenses                                         2,837,752      9,488,075
                Income taxes payable                                                            (29,250)       (21,255)
                                                                                            -----------    -----------

         Net cash provided by operating activities                                               40,870      4,586,015
                                                                                            -----------    -----------


Cash flows from investing activities

     Acquisition of property and equipment                                                     (512,337)      (350,292)
     Acquisition of businesses                                                                     --         (207,741)
     Disposition of marketable securities                                                          --           20,962
                                                                                            -----------    -----------

         Net cash used in investing activities                                                 (512,337)      (537,071)
                                                                                            -----------    -----------


Cash flows from financing activities

     Notes and advances payable, shareholder, net                                              (504,692)      (960,289)
     Notes payable - other                                                                         --         (900,000)
     Principal payments on capital lease obligations                                            (19,137)       (26,547)
     Principal payments on convertible notes payable                                            (21,648)          --
                                                                                            -----------    -----------

         Net cash used in financing activities                                                 (545,477)    (1,886,836)
                                                                                            -----------    -----------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                                     (1,016,944)     2,162,108

Cash and cash equivalents, beginning of period                                                4,335,936      4,114,651
                                                                                            -----------    -----------

Cash and cash equivalents, end of period                                                    $ 3,318,992    $ 6,276,759
                                                                                            ===========    ===========

                   9278 Communications, Inc. and Subsidiaries

                                   (UNAUDITED)


                                                                                             June 30,         June 30,
                                                                                               2002             2001
                                                                                               ----             ----
Supplemental disclosures of cash flow information:
      Cash paid during the period for
         Interest                                                                             $   17,130       $   70,339
                                                                                              ==========       ==========
         Income taxes                                                                             67,381            6,746
                                                                                              ==========       ==========


Noncash investing and financing activities:


         Conversion of preferred stock to common stock                                                          $ 505,000




























The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTION

     The accompanying consolidated unaudited financial statements of 9278 Communication Inc. and subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures generally required by accounting principles generally accepted in the United States and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001, included in the Company's Form 10-K as filed with the SEC. The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of the management, considered necessary for a fair presentation of results for these interim periods. Operating results for the six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.



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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of 9278 Communications, Inc. and its wholly owned subsidiaries, 9278 Distributors, Inc., 9278 Dot Com Inc., E-Store Solution, Inc., 9278 Distributors Illinois, Inc. and Reliable Acquisition Corp. (hereinafter, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

     INCOME TAXES

       Income taxes are accounted for under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting of Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company has made provision for various minimum state and local taxes. The provision, in 2000, for federal taxes has been offset against the company's net operating losses carried forward from prior years.

     EARNINGS/LOSS PER SHARE

       Basic earnings per share are determined by dividing the Company's net earnings/loss by the weighted-average shares outstanding. Diluted earnings per share include the dilutive effects of outstanding stock option and warrants. Excluded from the calculation of diluted earnings per share are warrants issued in March 2001 to purchase 210,000 shares of the Company's common stock, as their inclusion would have been antidilutive.

     GOODWILL

       In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). For all business combinations initiated after June 30, 2001, SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires the purchase method of accounting, including revised recognition criteria for intangible assets other than goodwill. Under SFAS No. 142, which is effective for years beginning after December 15, 2001, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       more frequently if impairment indicators arise, for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets ."

       The Company has adopted SFAS No. 142 for the year beginning January 1, 2002. Therefore, annual and quarterly amortization of goodwill of approximately $260,000 and $65,000 are no longer recognized. The Company has performed a transitional fair value based impairment test and has determined that no impairment of goodwill exist as of January 1, 2002.

       The following table presents a reconciliation of net income (loss) and earnings (loss) per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.



                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                             2002           2001             2002          2001
                                             ----           ----             ----          ----
Reported net income (loss)               $(2,295,510)    $1,123,639       $(2,034,934)   $1,988,527
 Add back:  goodwill amortization                  0         66,689                 0       132,916
 Income tax effect                                 0              0                 0             0
                                         -----------     ----------       -----------    ----------
Adjusted net income (loss)               $(2,295,510)    $1,190,328       $(2,034,934)   $2,121,443
                                         ===========     ==========       ===========    ==========

BASIC EARNINGS (LOSS) PER SHARE:
 Reported net income (loss)                   $(0.10)         $0.05            $(0.09)        $0.10
 Goodwill amortization                             0           0.01                 0             0
 Income tax effect                                 0              0                 0             0
                                         -----------     ----------       -----------    ----------
 Adjusted net income (loss)                   $(0.10)         $0.06            $(0.09)        $0.10
                                         ===========     ==========       ===========    ==========

DILUTED EARNINGS (LOSS) PER SHARE:
 Reported net income (loss)                   $(0.10)         $0.05            $(0.09)        $0.09
 Goodwill amortization                             0           0.01                 0             0
 Income tax effect                                 0              0                 0             0
                                         -----------     ----------       -----------    ----------
 Adjusted net income (loss)                   $(0.10)         $0.06            $(0.09)        $0.09
                                         ===========     ==========       ===========    ==========

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

       In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has adopted SFAS No. 144 for the year beginning January 1, 2002. There has been no impact of adopting SFAS No. 144 to the consolidated financial statements.

    REVENUE RECOGNITION

       Revenue is recognized from sales when a product is shipped and title passes to the customer.

    ADVERTISING

       Advertising costs are expensed as incurred and totaled $1,396,433 and $196,067 for the six months ended June 30, 2002 and 2001, respectively.

    SHIPPING AND HANDLING FEES AND COSTS

       The Company includes fees billed to a customer relating to shipping and handling costs in net sales. All shipping and handling expenses incurred by the Company are included in cost of sales.

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 - RESTRICTED CASH


       Restricted cash consists of the following at June 30, 2002:

       Amounts invested in certificate of deposit, which is
       pledged as collateral for a letter of credit issued by the bank                  $   1,008,843

       Amounts invested in certificate of deposit, held by bank as
       collateral for deposited funds returned for insufficient funds                          52,318
                                                                                        -------------
                                                                                        $   1,061,161
                                                                                        =============

NOTE 5 - PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                               Estimated useful life         June 30,          December 31,
                                                       (years)                 2002                2001
                                                       -------                 ----                ----
      Furniture and equipment                  5 - 7                       $ 607,962              $ 483,164
      Automobiles                              5 - 7                         232,431                224,566
      Computer equipment                       5                           1,059,857                731,685
      Leasehold improvements                   3 - 8                         297,229                245,729
                                                                          ----------            -----------

                                                                           2,197,479              1,685,144
      Less accumulated
       depreciation and amortization                                         548,918                378,260
                                                                          ----------            -----------

                                                                          $1,648,561            $ 1,306,884
                                                                          ----------            -----------

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Depreciation and amortization expense for property and equipment for the six months ended June 30, 2002 and 2001 was approximately $170,658 and $101,196, respectively.


NOTE 6 - NOTES PAYABLE - SHAREHOLDER

     On December 10, 1999, the Company declared $3,000,000 in dividends, of which $1,000,000 was paid. On December 13, 1999, the Company executed a promissory note for $2,000,000 for the declared but unpaid dividends, payable to the Company's chief executive officer, who is also a shareholder. A principal payment of $1,000,000 was originally due on June 13, 2000, and the second payment originally payable on December 13, 2001. On March 22, 2001, the Company amended the terms of these promissory notes to defer both payments to June 30, 2002 and December 31, 2002, respectively. The final payment is accelerated if the Company's gross revenue exceeds $10 million in each of any six consecutive calendar months or exceeds $60 million in any six-month period. During the six months ended June 30, 2002, the Company made principal payments aggregating $504,692. Interest is payable at a rate of 8%. For the six months ended June 30, 2002, interest expense on this note was $11,650 and was paid in full as of that date.


NOTE 7 - RELATED PARTY TRANSACTIONS

     Sales of inventory to a customer who is related to an officer of the Company were approximately $14,143,000 and $11,628,000 for the six months ended June 30, 2002 and 2001, respectively. The Company also purchased inventory from this customer in the amount of $3,190,000 and $5,839,000 during the six months ended June 30, 2002 and 2001, respectively.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's products, fluctuations in pricing for products distributed by the Company and products offered by competitors, as well as general conditions of the telecommunications marketplace.

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

     Private label cards are generally designed and produced by us, utilizing card numbers and PINs provided by the telecommunications carrier or reseller providing the long distance service for the card. We incur the upfront expense of printing the phone cards. However, we do not pay the long distance carrier until it activates the cards, which occurs upon our sale to the distributor. Accordingly, through the use of private label cards, our cost of inventory is significantly reduced, as purchases are effectively made on an as-needed basis. In addition, private label cards generally provide us with the ability to achieve a greater gross margin percentage, typically ranging from 3% to 8%. During the past two years, we have continued to increase our sales of private label cards, both on an absolute dollar volume and as a percentage of our sales. During the year ended December 31, 2001, we sold over 120 varieties of private label cards, which accounted for in excess of 70% of our total revenues.

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




RESULTS OF OPERATIONS

 The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                                         For the three months    For the six months
                                                                            ended June 30,         ended June 30,
                                                                            2002      2001        2002       2001
                                                                            ----      ----        ----       ----
Net revenues                                                               100.00%    100.00%    100.00%    100.00%
Cost of services                                                            96.89      93.56      94.85      93.21
                                                                           ------     ------     ------     ------
Gross margin                                                                 3.11       6.44       5.15       6.79

Selling expenses                                                             2.02       0.56       2.27       0.87
General and administrative expenses                                          3.91       3.18       4.05       3.15
Depreciation and amortization                                                0.15       0.24       0.14       0.27
Provision for bad debts                                                      0.48       0.14       0.30       0.14
Interest expense, net                                                        0.01       0.05       0.01       0.08
Other expense/(income)                                                         --      (0.01)        --      (0.01)
                                                                           ------     ------     ------     ------

Net Income (loss) before income taxes                                       (3.46)%     2.28%     (1.62)%     2.29%
                                                                           ------     ------     ------     ------



THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET REVENUES. Net revenues for the three months ended June 30, 2002 increased $16.3 million, or 33.0%, to $65.9 million from $49.6 million for the same period in 2001. During quarter ended June 30, 2002, we introduced several new calling cards to expand its private label brand offerings and to increase market share. In addition, geographical expansions made by the Company during the past one year added to the increase in sales. Sales for our Los Angeles, California office accounted for 43.1% of the increase in sales for the three months ended June 30, 2002. In August 2001, we opened two new locations, one in Brooklyn, New York, which accounted for 16.4% of the increase in sales, and the second in Chicago, Illinois, which accounted for 22.4% of the increase in sales for the three months ended June 30, 2002. Starting July 2001, we began actively selling phone cards over the Internet. Internet sales accounted for 28.4% of the increase in sales for the three months ended June 30, 2002. In November 2001, we opened a new office in

Poughkeepsie, New York, which accounted for 7.5% of the increase in sales for the three months ended June 30, 2002. For the three months ended June 30, 2002, same location sales for our Maryland office accounted for 6.8% of the increase in sales, Connecticut office accounted for 0.6% of the increase in sales, whereas our Bronx office recorded a marginal decrease of 3.0% in sales and the Queens office recorded a 12.4% decrease in sales for the three months ended June 30, 2002 over the same period in 2001. Same store revenues increased primarily as a result of extensive marketing efforts and continued expansion of market share for our private label cards. Our Queens office experienced a decrease in sales due to intense competition by other distributors in that market and sharing its revenue with the Brooklyn, New York office.

GROSS MARGIN. Gross margin decreased by $1.14 million, or 36%, to $2.05 million, or 3.11% of net revenues, for the three months ended June 30, 2002, from $3.2 million, or 6.44% of net revenues, for the same period in 2001. The decrease in gross margin percentage was due to our aggressive sales efforts to increase our market share by selling cards at a reduced margin during the three months ended June 30, 2002.

SELLING EXPENSES. Selling expenses for the three months ended June 30, 2002 increased $1,052,000 or 378% to $1,331,000 from $278,000 for the three months ended June 30, 2002. Of this, $502,000 was attributable to increase in advertising and promotion costs incurred to promote our new private label cards in new markets and to promote sales over the Internet. Commission expense increased by $563,000 as we hired commissioned salespersons to promote sales, starting in 2001.

Selling expenses as a percentage of net revenues increased to 2.02% for the three months ended June 30, 2002, from 0.56% for the same period in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2002, increased $999,355, or 63.4% to $2,576,000 from $1,576,000 for the same period in 2001. This increase was primarily due to the increase in salaries and related taxes by $666,000 to $1,330,000 in 2002 as compared to $663,000 in 2001. Included in the general and administrative expenses is the cost of processing credit card sales over the Internet in the amount of $153,000 for the three months ended June 30, 2002. Rent expense increased by $85,000 to $130,000 in 2002 as compared to $45,000 in 2001 and telephone expense increased by $93,000 to $126,000 in 2002 as compared to $33,000 in 2001 as continued to add new locations and expand our existing facilities. We opened additional offices during the past one-year, for which we had to incur start-up and establishment expenses that resulted in the increase.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 2002 totaled $98,000; a decrease of $21,000 as compared to the same period in 2001. The decrease is the result of the is the fact that we no longer amortize goodwill as a result of the adoption, as of January 1, 2002, of SFAS No. 142 of the Financial Accounting Standards Board. This decrease was offset by an increase in depreciation expense of $46,000 due to acquisition of fixed assets for our new locations.

INCOME (LOSS) FROM OPERATIONS. We had a net loss of $2,296,000 for the three months ended June 30, 2002 as compared to a net profit of $1,242,000 for the three months ended June 30, 2001. The decrease in net income was due to the increase in operating expenses coupled by a decrease in gross profit margins. Our geographical expansion by opening up new offices nationwide has led to increase in selling, general and administrative costs. We also adopted an aggressive pricing policy by discounting our cards and giving away promotional cards in these new locations to gain market share. We believe that our loss from operations is a temporary phenomenon and that there should be a turnaround once these new offices are established.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET REVENUES. Net revenues for the six months ended June 30, 2002 increased $36.3 million, or 41.7%, to $123.3 million from $87.0 million for the same period in 2001. During 2002, we introduced several new calling cards in its bid to take market share from its competitors. The increase in revenues was also due to our acquisitions and geographic expansion since the third quarter of calendar year 2000 and continuing during the year 2001. In May 2001, we opened a new office in Los Angeles, California, which accounted for 42.1% of increase in sales for the six months ended June 30, 2002. In August 2001, we opened two new locations, one in Brooklyn, New York, which accounted for 12.7% of increase in sales, and the second in Chicago, Illinois, which accounted for 18.3 % of the increase in sales for the six months, ended June 30, 2002. Starting July 2001, we began actively selling phone cards over the Internet. Internet sales accounted for 12.8% of the increase in sales for the six months ended June 30, 2002. In November 2001, we opened a new office in Poughkeepsie, New York, which accounted for 5.3% of increase in sales for the six months ended June 30, 2002. For the six months ended June 30, 2002, same location sales for our Bronx office accounted for 17.2% of the increase in sales, Maryland office accounted for 6.9% of increase in sales, Connecticut office accounted for 2.0% of increase in sales, whereas the Queens office recorded a 16.6% decrease in sales for the six months ended June 30, 2002 over the same period in 2001. Same store revenues increased primarily as a result of extensive marketing efforts implemented us and continued expansion of market share for our private label cards. Our Queens office experienced a decrease in sales due to intense competition by other distributors in that market.

GROSS MARGIN. Gross margin increased $0.44 million, or 7.3%, to $6.34 million, or 5.15% of net revenues, for the six months ended June 30, 2002, from $5.91 million, or 6.63% of net revenues, for the same period in 2001. The decrease in gross margin percentage was attributable to intense competition from other distributors and our aggressive sales efforts to increase its market share by selling cards at a reduced gross margin during the six months ended June 30, 2002. Our gross margin varies from period to period depending upon discounts and promotions employed from time to time to stimulate sales.

SELLING EXPENSES. Selling expenses for the six months ended June 30, 2002 increased $2,037,000 or 268% to $2,797,000 from $760,000 for the six months ended June 30, 2002. Of this, $1,200,000 was an increase in advertising costs incurred to promote our new private label cards in new markets and sales over the Internet. Included in selling expenses are costs related to sales, marketing and promotion campaigns organized to build our brand in new markets. Commission expenses increased by $722,000 as we hired commissioned salespersons to promote sales, starting in 2001. Trade show expenses increased by $115,000, as we participate in more trade shows.

     Selling expenses as a percentage of net revenues increased to 2.27% for the six months ended June 30, 2002, from 0.87% for the same period in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2002, increased $2,492,000, or 100% to $4,994,000 from $2,502,000 for the same period in 2001. This increase was primarily due to the increase in salaries and related taxes by $1,435,000 to $2,518,000 in 2002 as compared to $1,083,000 in 2001. Included in the general and administrative expenses is the cost of processing credit card sales over the Internet in the amount of $392,000 for the six months ended June 30, 2002. Rent expense increased by $178,000 to $268,000 in 2002 as compared to $90,000 in 2001 and telephone expense increased by $169,000 to $228,000 in 2002 as compared to $60,000 in 2001 as we continued to add new locations and expand our existing facilities. Other general and administrative expenses increased due to our opening additional locations and expenses related to increase in sales volume.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 2002 totaled $171,000; a decrease of $63,000 as compared to the same period in 2001. The decrease is the result of the is the fact that we no longer amortizes goodwill as a result of the adoption, as of January 1, 2002, of SFAS No. 142 of the Financial Accounting Standards Board. This decrease was offset by an increase in depreciation expense of $69,000 due to acquisition of fixed assets on opening new locations.

INCOME (LOSS) FROM OPERATIONS. We had a net loss of $2,035,000 for the six months ended June 30, 2002 as compared to a net profit of $2,226,000 for the six months ended June 30, 2001. The decrease in net income was due to the increase in operating expenses coupled by a decrease in gross profit margins. Our geographical expansion by opening up new offices nationwide has led to increase in selling, general and administrative costs. We also adopted an aggressive pricing policy by discounting our cards and giving away promotional cards in these new locations to gain market share. We believe that our loss from operations is a temporary phenomenon and that there should be a turnaround once these new offices are established.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had total current assets of approximately $32,745,000. This included $3,319,000 in cash, $1,061,000 in restricted cash, $14,601,000 in inventories and $13,369,000 in accounts receivable. Our cash balances vary significantly from day-to-day due the large volume of purchases and sales made by us from the various prepaid phone cards companies and the numerous distributors to whom we sells cards.

     We provided $41,000 in cash from operating activities during the six months ended June 30, 2002 as compared to $4,586,015 during the same period in 2001. Decreases in cash flows during the six months ended June 30, 2002 are related to a net loss incurred in 2002 and increase in inventories, offset by increase accounts payable and decrease in accounts receivables. Our decrease in working capital is attributable to our opening of new offices, which involve carrying of additional inventories and accounts receivables. We believe our working capital shortfalls will be alleviated once these offices are established and profitable.

     Investing activities used $512,000 during the six months ended June 30, 2002 to acquire additional fixed assets. Financing activities used $545,000 during the six months ended June 30, 2001 to pay down notes payable and principal on debt obligations.

     We believe that existing cash and cash equivalents, cash flow from operations and available vendor credit and recently negotiated more favorable payment terms will be sufficient to meet its planned working capital and capital expenditure budget through the remainder of 2002. However, there are no assurances that we will not be required to seek other financing. If we is required to seek other financing, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy it short-term cash flow needs from other sources in the future.

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

INCOME TAXES. In preparing the Company's consolidated financial statements, income tax expense is calculated for each of the jurisdictions in which the Company operates. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company's statement of operations. In the event that actual results differ from the Company's estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of June 30, 2002, the company had a deferred tax asset of approximately $1,600,000 and a full valuation allowance due to uncertainty surrounding the company's ability to realize its deferred tax asset.

INVENTORIES. Inventories, which are composed of prepaid calling cards, are valued at the lower of cost (first in, first out) or market. On a periodic basis, we compare the amount of inventory on hand and under commitment with our latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although we consider the amounts on hand at quarter-end to be realizable, there can be no assurance that these amounts will prove to be realizable over time.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company's accounts receivable, as 17.0% of the Company's total accounts receivable balance at June 30, 2002 is concentrated in one affiliated customer. While the accounts receivable related to this customer may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history by this customer.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS No. 145 effective January 1, 2003. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

On July 30, 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position






PART II - OTHER INFORMATION

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

99.1           Certification of Officers

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


                                              9278 COMMUNICATIONS, INC.


Date:   September 5, 2002                     By  /s/ Sajid Kapadia
                                              -----------------
                                              Sajid Kapadia
                                              Chief Executive Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                 CERTIFICATIONS



I, Sajid B. Kapadia, Chief Executive Officer of 9278 Communications, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of 9278 Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

                                    /s/ Sajid B. Kapadia
                                    -------------------------------
                                    Sajid B. Kapadia
                                    Chief Executive Officer
                                      (Principal Executive Officer)















I, Jim Scigliano, Chief Financial Officer of 9278 Communications, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of 9278 Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

                                    /s/ Jim Scigliano
                                    -------------------------------
                                    Jim Scigliano
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                CERTIFICATION(1)

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C.ss. 1350, as adopted), Sajid B. Kapadia, Chief Executive Officer and President of 9278 Communications, Inc. (the "Company"), and Jim Scigliano, the Chief Financial Officer of the Company, each hereby certifies that, to the best of his or her knowledge:

1. The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and to which this Certification is attached as Exhibit 99.1 (the "PERIODIC REPORT") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated: September 12, 2002

/s/ Sajid B. Kapadia                        /s/ Jim Scigliano
---------------------------                 ---------------------------
Sajid B. Kapadia                            Jim Scigliano
Chief Executive Officer                     Chief Financial Officer


 (1) THIS CERTIFICATION ACCOMPANIES THIS REPORT PURSUANT TO SS. 906 OF THE SARBANES-OXLEY ACT OF 2002 AND SHALL NOT BE DEEMED "FILED" BY THE COMPANY FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.