Form 10-Q
period 2002-09-30
9278 COMMUNICATIONS INC
filed 2002-12-30
CIK 1081831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                               ------------------

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO
                                      ----------------    ---------------

                       COMMISSION FILE NUMBER: 333-37654
                                               ---------

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

Common Stock, $.001 par value -23,932,912 shares issued and outstanding as of December 20, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements




                   9278 Communications, Inc. and Subsidiaries

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                        Page
                                                                                                        ----
Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
    December 31, 2001                                                                                   F-2 - F-3

Consolidated Statements of Operations for the three months ended September 30,
    2002 and 2001 and nine months ended September 30, 2002
    and 2001 (unaudited)                                                                                      F-4

Consolidated Statement of Shareholders' Equity for the nine months
    ended September 30, 2002 (unaudited)                                                                      F-5

Consolidated Statements of Cash Flows for the nine months ended
    September 30, 2002 and December 31, 2001 (unaudited)                                                F-6 - F-7

Notes to Consolidated Financial Statements                                                             F-8 - F-14

                   9278 Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,            December 31,
                                                                                         2002                   2001
                                                                                    ---------------          --------------
                                                                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                        $    4,817,334         $     4,335,936
    Restricted cash                                                                       1,012,935               1,051,215
    Accounts receivable, net of allowance of $835,000
       at September 30, 2002 and $760,000 at December 31, 2001                           10,682,548              13,058,773
    Accounts receivable-related party                                                     2,604,632               1,315,011
    Inventories                                                                          13,927,164              12,969,347
    Prepaid expenses and other current assets                                               268,386                 149,044
                                                                                     --------------         ---------------


         Total current assets                                                            33,312,999              32,879,326
                                                                                     --------------         ---------------


PROPERTY AND EQUIPMENT, NET                                                               1,736,158               1,306,884


GOODWILL, NET                                                                             3,624,071               3,624,071


OTHER ASSETS                                                                                649,544                 158,187
                                                                                     --------------         ---------------

                                                                                     $   39,322,772         $    37,968,468
                                                                                     ==============         ===============












The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS



                                                                                    September 30,         December 31,
                                                                                        2002                 2001
                                                                                         ----                 ----
                                                                                    (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                           $  41,089,553         $  34,590,301
    Accounts payable - related party                                                       16,595               318,950
    Current maturities of notes and advances payable,
       Shareholder                                                                              -               570,100
    Current maturities of capital lease obligations                                        52,924                45,549
    Current maturities of convertible notes payable                                        47,375                35,824
    Income taxes payable                                                                   33,813                59,250
                                                                                    -------------         --------------

         Total current liabilities                                                     41,240,260            35,619,974
                                                                                    -------------         -------------



CAPITAL LEASE OBLIGATIONS, less current maturities                                         59,830                85,974


CONVERTIBLE NOTES PAYABLE, less current maturities                                        100,206               140,146


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
    Common stock - $.001 par value; 40,000,000 shares authorized; 23,932,912 shares issued and outstanding at September 30,2002 and 22,932,912 at
       December 31,2001                                                                    23,933                22,933
    Additional paid-in capital                                                          8,247,458             8,248,458
    Accumulated deficit                                                               (10,348,915)           (6,149,017)
                                                                                    -------------         -------------

                                                                                       (2,077,524)            2,122,374
                                                                                    --------------        -------------
Total Shareholders' Equity
                                                                                    $  39,322,772         $  37,968,468
                                                                                    =============         =============








The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                        September 30,
                                                               2002                 2001            2002               2001
                                                               ----                 ----            ----               ----
                                                                                  RESTATED                            RESTATED
                                                                                  --------                            --------
Net sales                                                   $ 53,763,541       $ 55,736,568     $177,041,317       $142,754,197
Cost of sales                                                 50,169,944         52,904,546      167,104,219        134,007,515
                                                            ------------       ------------     ------------       -----------

         Gross profit                                          3,593,597          2,832,022        9,937,098          8,746,682
                                                            ------------       ------------     ------------       ------------

Operating expenses
    Selling                                                    2,634,145            675,852        5,431,407          1,435,695
    General and administrative                                 2,627,315          1,543,151        7,621,748          4,282,748
    Depreciation and amortization                                100,937            133,500          271,595            367,612
    Provision for bad debts                                      361,434            (48,277)         730,835             73,340
    Litigation Settlement                                           -               207,000             -               207,000
                                                            ------------       ------------     ------------       ------------

                                                               5,723,831          2,511,226       14,055,585          6,366,395
                                                            ------------       ------------     ------------       ------------

Operating profit/(loss)                                       (2,130,234)           320,796       (4,118,487)         2,380,287

Other income/(expenses)
    Realized gain on investment securities                          -                  -                -                 9,121
    Interest expense, net                                        (19,732)           (28,454)         (36,411)           (98,792)
                                                            ------------       ------------     ------------       ------------

                                                                 (19,732)           (28,454)         (36,411)           (89,671)
                                                            ------------       ------------     ------------       ------------

Earnings/(loss) before income taxes                           (2,149,966)           292,342       (4,154,898)         2,290,616

Income tax provision                                              15,000             46,275           45,000             46,275
                                                            ------------       ------------     ------------       ------------

Net income/(loss)                                           $ (2,164,966)      $    246,067     $ (4,199,898)      $  2,244,341
                                                            ============       ============     ============       ============

Earnings/(loss) per common share per 10K
    Basic and diluted                                             $(0.09)             $0.01           $(0.18)             $0.10
                                                                  ======              =====           ======              =====

Weighted-average shares
    Basic and diluted                                         23,932,912         23,942,982      23, 932,912         23,491,922
                                                              ==========         ==========      ===========         ==========




The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      Nine months ended September 30, 2002



                                                  Common stock                Additional
                                            -------------------------           paid-in        Accumulated
                                               Shares          Amount           capital          deficit           Total
                                             ---------       --------       ----------------   -----------       --------
Balance at January 1, 2002                     22,932,912   $   22,933      $  8,248,458      $ (6,149,017)     $ 2,122,374

Issuance of common stock upon
 acquisition of Reliable Networks Inc.          1,000,000        1,000            (1,000)
Net loss for the nine months
 ended September 30, 2002                                                                       (4,199,898)      (4,199,898)
                                               ----------   ----------      ------------      ------------      -----------

Balance at September 30, 2002                  23,932,912   $   23,933      $  8,247,458      $(10,348,915)     $(2,077,524)
                                               ==========   ==========      ============      ============      ===========














The accompanying notes are an integral part of this statement.

                   9278 Communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                September 30,     September 30,
                                                                                     2002              2001
                                                                                     ----              ----
Cash flows from operating activities
     Net income (loss)                                                            (4,199,898)    $  2,600,591
     Adjustments to reconcile net income to net cash
        provided by operating activities
          Depreciation and amortization                                              271,595          367,612
          Provision for doubtful accounts                                             75,000           73,340
          Changes in assets and liabilities, net of
             assets acquired and liabilities assumed
                Restricted cash                                                       38,280          -
                Accounts receivable                                                1,011,604       (8,537,400)
                Inventories                                                         (718,467)      (4,835,379)
                Prepaid expenses and other current assets                           (119,342)        (140,306)
                Other assets                                                        (342,357)         (17,951)
                Accounts payable and accrued expenses                              6,196,896       16,370,251
                Income taxes payable                                                 (25,437)          15,870
                                                                                ------------     ------------
         Net cash provided by operating activities                                 2,187,874        5,896,628
                                                                                ------------     ------------

Cash flows from investing activities
     Acquisition of property and equipment                                          (700,868)        (705,164)
     Acquisition of businesses                                                      (388,351)        (207,741)
     Disposition of marketable securities                                              -               20,962
                                                                                ------------     ------------
         Net cash used in investing activities                                   (1,089, 219)        (891,943)
                                                                                 -----------     ------------
Cash flows from financing activities
     Notes and advances payable, shareholder, net                                   (570,100)      (1,148,634)
     Notes payable - other                                                             -             (900,000)
     Principal payments on capital lease obligations                                 (18,769)         (26,547)
     Principal payments on convertible notes payable                                 (28,389)         (39,362)
      Repurchase of shares and retired                                                 -                  (27)
                                                                                -----------      ------------
         Net cash used in financing activities                                      (617,256)      (2,088,023)
                                                                                ------------     ------------

Net  increase in cash and
    cash equivalents                                                                 481,399       2, 916,662

Cash and cash equivalents, beginning of period                                     4,335,935        4,114,651
                                                                                ------------     ------------
Cash and cash equivalents, end of period                                        $  4,817,334     $  7,031,313
                                                                                ============     ============

                   9278 Communications, Inc. and Subsidiaries

                                   (UNAUDITED)


                                                                    September 30,     September 30,
                                                                        2002              2001
                                                                        ----              ----

Supplemental disclosures of cash flow information:
      Cash paid during the period for
         Interest                                                    $   36,411       $   98,792
                                                                     ==========       ==========
         Income taxes                                                $   70,437       $   31,406
                                                                     ==========       ==========

Noncash investing and financing activities:

         Conversion of preferred stock to common stock                                 $ 505,000
                                                                                       =========












The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTION

   The accompanying consolidated unaudited financial statements of 9278 Communication Inc. and subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures generally required by accounting principles generally accepted in the United States and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001, included in the Company's Form 10-K as filed with the SEC. The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of the management, considered necessary for a fair presentation of results for these interim periods. Operating results for the nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.


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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

   PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of 9278 Communications, Inc. and its wholly owned subsidiaries, 9278 Distributors, Inc., 9278 Dot Com Inc., E-Store Solution, Inc., 9278 Distributors Illinois, Inc., 9278 Distributors Maryland Inc., 9278 Distributors New Jersey Inc. and Reliable Acquisition Corp. (hereinafter, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

   INCOME TAXES

     Income taxes are accounted for under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting of Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company has made provision for various minimum state and local taxes. The provision, in 2001, for federal taxes has been offset against the company's net operating losses carried forward from prior years. A valuation allowance has been established as the likelihood of realizing net deferred tax benefits is presently doubtful.

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

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company has adopted SFAS No. 142 for the year beginning January 1, 2002. Therefore, annual and quarterly amortization of goodwill of approximately $267,000 and $67,000 are no longer recognized. The Company has performed a transitional fair value based impairment test and has determined that no impairment of goodwill exist as of January 1, 2002.

     The following table presents a reconciliation of net income (loss) and earnings (loss) per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.



                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                      September 30,
                                                              2002         2001                2002           2001
                                                              ----         ----                ----           ----

Reported net income (loss)                                $(2,164,966)   $246,067         $(4,199,898)    $2,244,341
 Add back:  goodwill amortization                                   -      66,689                   -        200,067
 Income tax effect                                                  -           -                   -              -
                                                          -----------    --------         -----------     ----------
 Adjusted net income (loss)                               $(2,164,966)   $312,756         $(4,199,898)    $2,444,408
                                                          ===========    ========         ===========     ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
        Reported net income (loss)                             $(0.09)      $0.01              $(0.18)         $0.10
        Goodwill amortization                                       -          -                    -           0.01
        Income tax effect                                           -          -                    -              -
                                                          -----------    --------         -----------     ----------
        Adjusted net income (loss)                             $(0.09)     $0.01               $(0.18)         $0.11
                                                          ===========    ========         ===========     ==========


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

   ADVERTISING

     Advertising costs are expensed as incurred and totaled $2,351,100 and $467,661 for the nine months ended September 30, 2002 and 2001, respectively.

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


NOTE 4 - ACQUISITIONS

   On August 31, 2002, the Company acquired certain assets its distributor in an asset purchase transaction, wherein it acquired inventories and customer lists of the distributor. The Company paid $149,000 in excess of the tangible assets, which has been allocated to the estimated value of acquired customer lists. The assets acquired were recorded at estimated fair market value. The consolidated statements of operations include the results of this acquisition beginning September 1, 2002.


   A summary of the transactions is as follows:

      Assets purchased
          Inventory purchased                         239,351
          Customer lists                              149,000
                                                    ---------
      Net assets acquired                         $   388,351
                                                   ==========
      Cash paid                                   $   388,351
                                                   ==========


   Pro forma results of operations are not presented, as they are not material to the historical results presented herein.

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RESTRICTED CASH

   Restricted cash consists of the following at September 30, 2002:

   Amounts invested in certificate of deposit, which is
   pledged as collateral for a letter of credit issued by the bank                 $ 1,012,935
                                                                                   -----------


NOTE 6 - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:


                                               Estimated useful life      September 30,        December 31,
                                                       (years)                 2002                2001
                                                       -------                 ----                ----
      Furniture and equipment                  5 - 7                        $   905,962         $   483,164
      Automobiles                              5 - 7                            245,165             224,566
      Computer equipment                       5                                927,537             731,685
      Leasehold improvements                   3 - 8                           307, 349             245,729
                                                                            -----------         -----------

                                                                              2,386,013           1,685,144
      Less accumulated
       depreciation and amortization                                            649,855             378,260
                                                                            -----------         -----------

                                                                            $ 1,736,158         $ 1,306,884
                                                                            ===========         ===========


   Depreciation and amortization expense for property and equipment for the nine months ended September 30, 2002 and 2001 was approximately $271,595 and $168,008, respectively.

NOTE 7 - NOTES PAYABLE - SHAREHOLDER

   On December 10, 1999, the Company declared $3,000,000 in dividends, of which $1,000,000 was paid. On December 13, 1999, the Company executed a promissory note for $2,000,000 for the declared but unpaid dividends, payable to the Company's chief executive officer, who is also a shareholder. A principal payment of $1,000,000 was originally due on June 13, 2000, and the second payment originally payable on December 13, 2001. On March 22, 2001, the Company amended the terms of these promissory notes to defer both payments to June 30, 2002 and December 31, 2002, respectively. The final payment is accelerated if the Company's gross revenue exceeds $10 million in each of any nine consecutive calendar months or exceeds $60 million in any six-month period. During the nine months ended September 30, 2002, the Company made principal payments aggregating $570,100. Interest is payable at a rate of 8%. For the nine months ended September 30, 2002, interest expense on this note was $12,017 and was paid in full as of that date.

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - RELATED PARTY TRANSACTIONS

   Sales of inventory to a customer who is related to an officer of the Company were approximately $19,297,000 and $18,953,000 for the nine months ended September 30, 2002 and 2001, respectively. The Company also purchased inventory from this customer in the amount of $3,630,000 and $8,865,000 during the nine months ended September 30, 2002 and 2001, respectively.


NOTE 9 - CONTINGENCIES

   The Company from time to time is subject to other certain legal proceedings and claims which have arisen in the ordinary course of its business. These aforementioned actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.


NOTE 10 - RESTATEMENT

   The Operating results for the three and nine month periods ended September 30, 2001 have been restated to reflect an accrual for officers' compensation and to reclassify certain expenses.

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


RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                      For the three months                 For the nine months
                                                      ended September 30,                  ended September 30,
                                                    2002                2001            2002                2001
                                                    ----                ----            ----                ----
Net revenues                                        100.00%             100.00%          100.00%            100.00%
Cost of services                                     93.32               94.92            94.39              93.87
                                                 ---------           ---------         --------           --------

Gross margin                                          6.68                5.08             5.61               6.13

Selling expenses                                      4.90                1.21             3.07               1.01
General and administrative expenses                   4.89                2.77             4.31               3.00
Depreciation and amortization                         0.18                0.24             0.15               0.26
Provision for bad debts                               0.67               (0.08)            0.41               0.05
Interest expense, net                                 0.04                0.05             0.02               0.06
Litigation settlement                                    -                0.37                -               0.15
                                                 ---------           ---------         --------           --------

Earnings  (loss) before income taxes                 (4.00)%              0.52%           (2.35)%             1.60%
                                                 ---------           ---------         --------           --------


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET REVENUES. Net revenues for the three months ended September 30, 2002 decreased $2.0 million, or 3.54%, to $53.7 million from $55.7 million for the same period in 2001. Except for the NY Metro area offices, same location sales in each other location increased during the three months ended September 30, 2002 as compared to the same period in 2001. Sales for our Los Angeles, California office increased 98% over previous year, whereas Internet sales recorded a 146% increase over its previous year levels. The Company, in August 2001, added its office in Chicago, IL, which recorded 142% increase over previous year sales. The Company opened its Poughkeepsie, NY office in December 2001, which accounted for 2.26% of the sales for the three months ended September 30, 2002. The Same store revenues increased primarily as a result of extensive marketing efforts and continued expansion of market share for our private label cards. However, sales in some of the NY Metro area offices have declined by as much as 46% over the same period in 2001. The Company has primarily been focusing its sales efforts outside the NY Metro area during the past one year. Intense competition and slowing economy in the region have also contributed to this decline.

 The Company, in October 2002, opened two new offices, one in Charlotte, NC and the other in Miami, FL. These offices will enable the Company to gain additional market share.

GROSS MARGIN. Gross margin increased by $0.76 million, or 26.9%, to $3.59 million, or 6.68% of net revenues, for the three months ended September 30, 2002, from $2.83 million, or 5.08% of net revenues, for the same period in 2001.

SELLING EXPENSES. Selling expenses for the three months ended September 30, 2002 increased $1.96 million or 290% to $2.64 million from $0.68 million for the three months ended September 30, 2002. Of this, $683,000 was attributable to increase in advertising and promotion costs incurred to promote our new private label cards in new markets and to promote sales over the Internet. Commission expense increased by $1,200,000 as we hired commissioned salespersons to promote sales, starting in 2001.

Selling expenses as a percentage of net revenues increased to 4.90% for the three months ended September 30, 2002, from 1.21%, for the same period in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2002, increased by $1.09 million or 70% to $2.63 million from $1.54 million for the same period in 2001. This increase was primarily due to the increase in salaries and related taxes by $524, 000 in 2002 as compared to 2001. Included in the general and administrative expenses is the cost of processing credit card sales over the Internet which increased by $72,000 in 2002. Rent expense increased by $172,000 and telephone expense increased by $89,000 in 2002 as compared to 2001 as the Company continued to add new locations and expand existing facilities. We opened additional offices during the past one-year, for which we had to incur start-up and establishment expenses that resulted in the increase.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 2002 totaled $101,000; a decrease of $32,500 as compared to the same period in 2001. The decrease is due to the fact that we no longer amortize goodwill as a result of the adoption, effective January 1, 2002, of SFAS No. 142 of the Financial Accounting Standards Board. This decrease was offset by an increase in depreciation expense of $32,000 due to acquisition of fixed assets for our new locations.

NET INCOME (LOSS) FROM OPERATIONS. We had a net loss of $2,165,000 for the three months ended September 30, 2002 as compared to a net profit of $246,000 for the three months ended September 30, 2001. The decrease in net income was due to the increase in selling expenses and operating expenses. Our geographical expansion by opening up new offices nationwide has led to increase in selling, general and administrative costs. We also adopted an aggressive pricing policy by discounting our cards and giving away promotional cards in these new locations to gain market share. We believe that our loss from operations is a temporary phenomenon and that there should be a turnaround once these new offices are established.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET REVENUES. Net revenues for the nine months ended September 30, 2002 increased $34.3 million, or 24.0% to $177.1 million from $142.8 million for the same period in 2001. During 2002, the Company introduced several new calling cards in its bid to take market share from its competitors. The increase in revenues was also due to our acquisitions and geographic expansion since the third quarter of calendar year 2000 and continuing during the fiscal year ended 2001 and 2002. In May 2001, we opened a new office in Los Angeles, California, which accounted for 58.6% of the increase in sales for the nine months ended September 30, 2002. In August 2001, we opened two new locations, one in Brooklyn, New York, which accounted for 15.7% of the increase in sales, and the second in Chicago, Illinois, which accounted for 26.0 % of the increase in sales for the nine months ended September 30, 2002. Starting July 2001, we began actively selling phone cards over the Internet. Internet sales accounted for 35.6% of the increase in sales for the nine months ended September 30, 2002. In November 2001, we opened a new office in Poughkeepsie, New York, which accounted for 9.2% of the increase in sales for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, same location sales for our Bronx office declined 9.8%, Queens Office declined by 33.0%, Yonkers office declined by 12%. The decline is attributable to the intense competition in these markets. Maryland office accounted for 7.9% of the increase in sales, Connecticut office accounted for 2.5% of the increase in sales. During the three months ended September 30, 2002, the Company opened its new offices in New Jersey and acquired the business of a distributor in Virginia. Though the sales from these offices were nominal, the Company expects sales to rise in the next three months.

GROSS MARGIN. For the nine months ended September 30, 2002, gross margin increased by $1.19 million, or 13.6%, to $9.94 million, or 5.61% of net revenues, from $8.75 million, or 6.13% of net revenues, for the same period in 2001. The decrease in gross margin percentage was attributable to the Company's aggressive sales efforts to increase its market share by selling cards at a reduced gross margin during this period . Our gross margin varies from period to period depending upon discounts and promotions employed from time to time to stimulate sales.

SELLING EXPENSES. Selling expenses for the nine months ended September 30, 2002 increased by $3,996,000 or 278% to $5,431,000 from $1,436,000 for the nine months ended September 30, 2001. Of this, $1,900,000 was increase in advertising costs incurred to promote our new private label cards in new markets and sales over the Internet. Included in selling expenses are costs related to sales, marketing and promotion campaigns organized to build our brand in new markets. Commission expenses increased by $1,947,000 as the Company hired commissioned salespersons to promote sales, starting in 2001. Trade show expenses increased by $313,000, as we participate in more trade shows.

     Selling expenses as a percentage of net revenues increased to 3.07% for the nine months ended September 30, 2002, from 1.01% for the same period in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2002, increased by $3,339,000, or 78.0% to $7,622,000 from $4,283,000 for the same period in 2001. This increase was primarily due to the increase in salaries and related taxes by $1,722,000 to $3,846,000 in 2002 as compared to $2,124,000 in 2001. Included in the general and administrative expenses is the cost of processing credit card sales over the Internet which increased by$461,000 to $546,000 for the nine months ended September 30, 2002 as compared to $85,000 for the same period in 2001. Rent expense increased by $350,000 to $512,000 in 2002 as compared to $162,000 in 2001 and telephone expense increased by $257,000 to $361,000 in 2002 as compared to $104,000 in 2001 as we continued to add new locations and expand our existing facilities. Other general and administrative expenses increased due to our opening additional locations and expenses related to increase in sales volume.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 2002 totaled $272,000; a decrease of $96,000 as compared to the same period in 2001. The decrease is attributable to the fact that the Company no longer amortizes goodwill as a result of its adoption of SFAS No. 142 of the Financial Accounting Standards Board effective January 1, 2002. This decrease was offset by an increase in depreciation expense of $104,000 due to acquisition of fixed assets on opening new locations.

NET INCOME (LOSS) FROM OPERATIONS. We had a net loss of $4,200,000 for the nine months ended September 30, 2002 as compared to a net profit of $2,244,000 for the nine months ended September 30, 2001. The decrease in net income was due to the increase in operating expenses coupled by a decrease in gross profit margins. Our geographical expansion by opening up new offices nationwide has led to increase in selling, general and administrative costs. We also adopted an aggressive pricing policy by discounting our cards and giving away promotional cards in these new locations to gain market share. We believe that our loss from operations is a temporary phenomenon and we expect a turnaround once these new offices are established.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, we had total current assets of $33,313,000. This included $4,817,000 in cash, $1,013,000 in restricted cash, $13,927,000 in inventories and $13,287,000 in accounts receivable. Our cash balances vary significantly from day-to-day due to the large volume of purchases made by us from the various prepaid phone cards companies and sales to numerous distributors to whom we sells cards.

     We provided $2,188,000 in cash from operating activities during the nine months ended September 30, 2002 as compared to $5,897,000 during the same period in 2001. Decreases in cash flows during the nine months ended September 30, 2002 are related to net loss incurred in 2002 and increase in inventories, offset by increase accounts payable and decrease in accounts receivables. Our decrease in working capital is attributable to our net loss from operations and to a lesser extent to our opening of new offices, which involve carrying of additional inventories and accounts receivable. We believe our working capital shortfalls will decline once these offices are established and profitable.

     Investing activities used $1,089,000 during the nine months ended September 30, 2002 to acquire additional fixed assets and acquisition of business of a distributor in Virginia. Financing activities used $617,000 during the nine months ended September 30, 2002 to pay down notes payable and principal on debt obligations.

     We believe that existing cash and cash equivalents, cash flow from operations and available vendor credit, including recently negotiated more favorable payment terms will be sufficient to meet its planned working capital and capital expenditure budget through the remainder of 2002 and 2003. We are largely dependent upon the credit granted to us by our vendors. In the event sufficient vendor credit is not available to us we would require other sources of financing. If we are required to seek other financing, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that we will be able to otherwise satisfy our short-term cash flow needs from other sources in the future which would have a material adverse effect on our operations.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company's significant accounting policies are summarized in Note 3 of its financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

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

INCOME TAXES. In preparing the Company's consolidated financial statements, income tax expense is calculated for each of the jurisdictions in which the Company operates. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company's statement of operations. In the event that actual results differ from the Company's estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of September 30, 2002, the company had a deferred tax asset of approximately $5,600,000 and a full valuation allowance due to uncertainty surrounding the company's ability to realize its deferred tax asset.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company's accounts receivable, as 19.6% of the Company's total accounts receivable balance at September 30, 2002 is concentrated in one affiliated customer. While the accounts receivable related to this customer may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history by this customer.

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

     On July 30, 2002, The Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURES. The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, an evaluation, was completed under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of this disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including the Company's consolidated subsidiaries) required to be included in the periodic SEC filings.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of our evaluation.

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

   (a) Exhibits.

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

3.1            Certificate of Incorporation of the Company(1)

3.2            Bylaws of the Company(1)

4.1            2001 Stock Option Plan of the Company(2)

--------------------
(1) Incorporated by reference from the Company's report on Form 10-Q for the three-month period ended March 31, 2000

(2) Incorporated by reference from the Company's report on Form 10-KSB for the year ended December 31, 2000

   (b) Reports on Form 8-K.

   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      9278 COMMUNICATIONS, INC.

Date:   December 20, 2002             By  /s/ Sajid Kapadia
                                      ---------------------------
                                      Sajid Kapadia
                                      Chief Executive Officer/
                                      Principal Accounting Officer

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

Date: December 20, 2002

                                        /s/ Sajid B. Kapadia
                                        -------------------------------
                                        Sajid B. Kapadia
                                        Chief Executive Officer/
                                        Principal Accounting Officer

                                CERTIFICATION(1)

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C.ss. 1350, as adopted), Sajid B. Kapadia, Chief Executive Officer of 9278 Communications, Inc. (the "Company"), and Jim Scigliano, the Chief Financial Officer of the Company, each hereby certifies that, to the best of his or her knowledge:

1. The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, and to which this Certification is attached as Exhibit 99.1 (the "PERIODIC REPORT") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated: December 20, 2002

/s/ Sajid B. Kapadia
---------------------------
Sajid B. Kapadia
Chief Financial Officer
Principal Accounting Officer


(1) THIS CERTIFICATION ACCOMPANIES THIS REPORT PURSUANT TO SS. 906 OF THE SARBANES-OXLEY ACT OF 2002 AND SHALL NOT BE DEEMED "FILED" BY THE COMPANY FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.