Form 10-K
period 2002-12-31
9278 COMMUNICATIONS INC
filed 2003-05-08
CIK 1081831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         For the transition period from _________ to __________

                         Commission file number: 333-37654

                            9278 COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
                  (Name of business registrant in its charter)

           DELAWARE                                 13-4165136
---------------------------------------    -------------------------------------
   (State or jurisdiction of                     (I.R.S. Employer
  incorporation or organization)               Identification Number)

                 1942 WILLIAMSBRIDGE ROAD, BRONX, NEW YORK 10461
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (718) 887-9278

Securities registered pursuant to Section 12(b) of the Act:

       Title of each                  Name of each exchange on which registered

          None                                    Not applicable
-------------------------------       ------------------------------------------


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

405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the common stock held by non-affiliated stockholders of the registrant, as of March 28, 2003, was $1,009,053.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

       The number of shares outstanding of the registrant's common stock, as of March 28, 2002, was 23,932,912.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. BUSINESS.

General

         We are a value-added distributor of telecommunications services and technologies, specializing in the distribution of prepaid phone cards. We offer over 700 different prepaid card products, including 300 private label cards, through a network of over 1,000 primary distributors. Our headquarters is in New York City and historically a majority of our sales were generated in the New York metropolitan area. In recent years, we have established a nationwide network of 18 distribution centers, including centers in California, Virginia, Connecticut, Illinois, Michigan, North Carolina, Florida, Maryland, New Jersey and Ohio. Through this network we estimate that our products are sold through over 150,000 retail outlets. Several of our private label products are marketed under national or international brand names, such as Absolute(TM) or Extra(TM), and in some cases also under localized product variations and names tailored to meet the needs or preferences of localized markets. We are continuously seeking to introduce new proprietary or third-party telecommunications related products into our growing distribution channels, including prepaid wireless products and prepaid direct dial long distance services, and to expand upon our existing business relationships with the United States telecommunications companies and large national prepaid card providers we work with. We now offer direct pre-paid phone card sales through our Internet Websites 9278.com(TM), Callnation.com(TM) and Let's Dial.com(TM). Through our website, consumers can purchase 9278 phone cards over the Internet from a selection of hundreds of cards, searchable by various criteria, e.g., rates, brand name, country, etc., and receive immediate delivery of the card's access number and PIN codes via e-mail.


Recent Developments - Proposed Going Private Transaction

         On January 31, 2003, we announced the execution of a Merger Agreement with NTSE Holding Corp., a corporation wholly owned by Sajid Kapadia, our Chairman, Chief Executive Officer and principal stockholder, which will result in 9278 Communications becoming a privately held corporation, owned by Kapadia. Pursuant to this agreement, all of the outstanding shares of 9278 Communications will be cancelled and our existing stockholders will receive a cash payment of $.10 per share. The transaction is subject to numerous conditions, including the approval by the our public stockholders. It is expected that a stockholders meeting to approve the transaction will be held in May, and that the closing of the transaction, if approved, will occur immediately thereafter.


Industry Overview

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

         The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to the retail outlets. Typically, a wholesale distributor, like us, purchases large quantities of prepaid phone cards from a long distance carrier or reseller, or purchases PIN codes from the carrier to be printed by the distributor on private label cards, and sells the cards in smaller quantities, together with cards from other carriers, to the independent distributor for ultimate distribution to the retail outlet. The discount from face value at which cards are bought and sold by the participants in the distribution chain varies depending upon the carrier and the features of the card, such as local versus toll free dial-up access, or the rates and geographic regions for which the card can be used.

Products and Services

         We are primarily a wholesale distributor of prepaid phone cards, distributing over 700 different types of prepaid phone cards issued from a variety of telecommunications carriers, including 300 private label cards. The long distance rates available to users of these cards are significantly less than the rates for domestic and international calls placed by traditional methods. Generally, each type of prepaid phone card is available in $5 and $10 denominations, and sometimes in smaller denominations of $2 or $3. We print our private label cards with PIN's purchased from the telecommunications carrier pursuant to a program established by the carrier and coordinate the activation of the cards with the carrier. For third party cards, we purchase pre-printed, pre-activated phone cards from the card provider. In either case, we distribute the cards through our network distribution centers though over 1,000 independent primary distributors.

         We currently offer over 300 private label cards, serviced by several long distance carriers, including, "Extra(TM)", "Arroz Con Pollo(TM)" and "Bollywood(TM)". Generally, we determine the design and target market of the cards based upon our perception of market demand and seek appropriate rates from the carriers. Many private label cards, such as the "Absolute" and "Extra" brand names are marketed in numerous varieties (e.g., "Absolute Europe," "Absolute New York," and "Absolute Chicago") designed to target the needs of certain markets or provide localized features. For example, our "Arroz con Pollo(TM)" card, with attractive rates to the Dominican republic, had become one of the most popular cards for use to place calls to that country, and has become one of the best selling phone cards in Florida. These private label cards are exclusive to us and, unlike the other types of prepaid phone cards which we distribute, we control the discounts for these products, leading to higher margins. Private label cards constituted over 75% of our sales in 2002 and over 70% of our sales in 2001.

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

         One of our focuses has been on distribution in certain ethnic markets in the U.S. that generate high levels of international traffic to specific countries. As a result, we have become one of the premiere phone card distribution channels in the New York City area, which has many such ethnic markets. Recent immigrants and members of ethnic communities are heavy users of international long distance, given their desire to keep in touch with family members and friends back home. In addition, recent immigrants often do not have established credit histories necessary to establish accounts with traditional long distance carriers. An example of one of our products marketed to a specific ethnic group is the Bollywood Phone Card, from which we generated over $11,000,000 in revenues in 2002. There are approximately 500,000 Indians, Pakistanis, and Bengalis residing in the vicinity of New York City. The Bollywood Phone Card is designed for and has become a household name for peoples from the sub-continent of India, who, by using the card to place long distance calls to that region, receive deep discounts on rates. Other examples are La Ranchera(TM), with attractive rates to Central and South America.

         We have over 1,000 independent primary wholesale distributors who purchase from us for resale directly to retail outlets or sub-distributors. These customers serve as a network, purchasing cards from us and further distributing them to an estimated 150,000 retail outlets. In 2002, one of our customers, Sohel Distributor, Inc., accounted for approximately 12% of our revenues. Sohel Distributor Inc. is owned by the brother of our Chief Executive Officer and controlling stockholder.

         In February 2003, we introduced a pre-paid mobile phone product through our 9278 Mobile subsidiary. Our pre-paid mobile phones are purchased by consumers who must also purchase monthly service plans which permit the user to utilize the phone for a thirty day period, subject to limitations on minute usage. Available minute usage may be increased through the purchase of "extended airtime" cards, and additional monthly service can be obtained from monthly access cards. To date, we have conducted such sales efforts on an introductory basis to allow us to better determine the best distribution processes and to allow us to test consumer acceptance, pricing and customer care issues. Although some of our existing distributor base will be viable outlets for this product, it is likely that new distribution channels will need to be established to maximize the potential sales of this product. Unlike our existing phone card business, the sale of mobile phones requires significant up front, out-of-pocket expenses to acquire the phones and the reliance on third party software vendors and carrier service providers for the continued functionality of the phones.

Strategy

         Our goal is to solidify our position as a dominant player in the pre-paid distribution industry by continuously expanding the breadth of our distribution network and by offering the most sought after pre-paid products to the marketplace. Our focus also continues to be on building brand name awareness for "9278" with the consumer base, the distribution networks, and with telecommunications carriers. By shifting our product offerings to include a greater percentage and variety of 9278 private label cards, and by expanding our number of regional branch offices, we have strengthened our position as premiere provider of pre-paid calling cards.

         Our goal is to continue our growth in our client base and market share of the prepaid card industry through internal expansion and by strategic expansion into new regional markets. We believe that this presents the opportunity for us to secure a significant share of the North American market and to expand into international markets such as Europe, Asia and the Pacific Rim.

         In 2001 we implemented a retail e-commerce strategy that has expanded the geographic reach of our distribution. As this distribution channel expands, we expect that this distribution channel will also create operational efficiencies and ultimately increase margins. E-commerce sales accounted for approximately 7.8% of our gross sales in 2002.

         In 2002, we significantly expanded our direct sales efforts to penetrate markets not directly serviced by our existing branch offices. Our telemarketing team of almost 20 salespersons engages in telemarketing efforts as well as pursuing customer leads, both retail outlets and distributors, attracted by our advertising or public relations efforts or by word of mouth.

         To date, the ultimate consumer of mass market prepaid phone cards have been predominantly immigrants needing access to the North American and/or international telecommunications systems and who have a need for competitive pricing for international calls to their native country, as well as other consumers making a significant volume of overseas or long distance calls. To a lesser extent, cards are purchased by travelers and niche market card collectors. Of our numerous private label cards, many are directed to specific geographic regions to gain market share and brand awareness with these consumers. To remain competitive, we will be conducting a targeted marketing program to distributors, retailers and corporations. In addition, we will seek out strategic partners who currently provide distribution and marketing of prepaid cards to different customers or regions as a means of increasing overall market share.

         We recently established a strategic relationship with IBGH Communications, a New York based telecommunications carrier which will provide us with flexible utilization of IBGH's telecommunications facilities to provide carrier services to cards developed and marketed by us. This relationship, in addition to providing flexibility and attractive rates, will provide us with a right of first refusal on IBGH's capacity which we expect will provide us with additional security against the risks of relying on many third party carriers for switching facilities. To facilitate this arrangement, we have made significant prepayments to IBGH to fund the establishment of the network to our specifications. Such prepayments are to be offset against future PIN purchases by us, and IBGH has agreed to repay the unused advance payment on or before December 31, 2003. Such repayment obligation is evidenced by a secured promissory note executed by IGBH.

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

         o Other telecommunications companies, such as AT&T, and WorldCom.

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

Employees

         As of March 15, 2003, we had 188 full-time employees. Of these, 25 were sales and marketing personnel, 13 were management and finance personnel, 24 were customer service personnel, 10 were information technology personnel, 11 were warehouse and shipping personnel, 12 were general and administrative personnel, and 93 were employed in our branch offices in a variety of roles. None of our personnel are covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be satisfactory.


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

                  We also maintain sales and distribution offices in 13 additional sites, in the states of CT, FL, NC, MI, CA, MD, VA, NJ and OH servicing principally their respective local markets. These branch offices combine office and warehouse facilities and range in size from approximately 750 square feet to approximately 3,500 square feet, at annual rentals ranging from approximately $10,000 to $105,000.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         During the fiscal year ended December 31, 2002, our common stock was quoted on the over-the-counter bulletin board ("OTCBB") of the Nasdaq Stock Market under the symbol "NTSE". The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions. Since January 6, 2003, our common stock has been traded in the "pink sheets"

                                        High                Low
                                        ----                ---
         2002
         -------
         First quarter                  $0.42              $0.25
         Second quarter                  0.36               0.10
         Third quarter                   0.10               0.04
         Fourth quarter                  0.08               0.04

         2001
         -------
         First quarter                  $1.59              $0.61
         Second quarter                  0.74               0.40
         Third quarter                   0.51               0.36
         Fourth quarter                  0.37               0.20



         As of March 28, 2003, there were approximately 370 holders of record of our common stock and the closing bid quotation of our common stock on the pink sheets was $0.079 per share.

         On January 31, 2003, we announced the execution of a Merger Agreement with NTSE Holding Corp., a corporation wholly owned by Sajid Kapadia, our Chairman, Chief Executive Officer and Principal Stockholder, which will result in 9278 Communications becoming a privately held corporation, owned by NTSE Holding Corp. Pursuant to this agreement, all of the outstanding shares of 9278 Communications will be cancelled and existing stockholders will receive a cash payment of $.10 per share. The transaction is subject to numerous conditions, including the approval by the stockholders of 9278 Communications. It is expected that a stockholders meeting to approve the transaction will be held in late May, and that the closing of the transaction, if approved, will occur immediately thereafter.

Dividend Policy

         We do not intend to pay future dividends and intend to reinvest any earnings into our business to finance future growth. Accordingly, our Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.



ITEM 6.  SELECTED FINANCIAL DATA

                                                              For the Year Ended December 31,
                                                              -------------------------------
                                                             (in thousands, except share data)

                                  2002             2001              2000             1999             1998
                                  ----             ----              ----             ----             ----
Net Sales                        $246,980         $200,177           $80,763          $78,090          $22,169

Cost of Sales                     233,800          189,212            77,793           75,473           21,487

Operating Expenses                 19,141            9,924             5,599            2,028              602

Earnings (loss) before           $(5,961)             $721          $(3,419)              $12              $80
income taxes

Earnings (loss) per               $(0.25)             $.03           $(0.16)          $(0.02)            $0.00
common share

Weighted-average               23,932,912       24,500,881        20,902,060       19,659,629       14,900,000
shares

                                                                    As at December 31,
Current Assets                    $47,828          $32,879           $14,562           $6,827           $3,400

Total assets                       53,945           37,968            19,141            7,144            3,543

Convertible notes                     140              176                 -                -                -
payable

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

We continue to seek to expand our geographic reach and to increase our sales. In recent years, we have established distribution centers in California, Connecticut, Florida, Illinois, Maryland, Michigan, North Carolina, New Jersey, Virginia, Upstate New York, as well as additional distribution centers in the New York metropolitan area, and we have established strategic relationships with distributors in Canada and United Kingdom. In addition, we sell pre-paid phone card through our Internet Website 9278.com(TM). Through our website, consumers worldwide can purchase 9278 phone cards over the Internet from a selection of over 40 cards, searchable by various criteria, e.g., rates, brand name, country, etc., and receive immediate delivery of the card's access number and PIN codes via e-mail.

We are seeking to develop and acquire rights to additional prepaid telecommunications services and other prepaid products or services to diversify our product offerings and increase our overall gross margin. In the short-term, additional costs related to the development or acquisition of such products may have an impact on our net profits.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                For the Years
                                             ended December 31,
                                           2002               2001
                                           ----               ----

Net revenues                              100.00%            100.00%
Cost of services                           94.66              94.52
                                          ------             ------

Gross margin                                5.34               5.48
                                          ------             ------

Selling expenses                            3.07               1.11
General and administrative expenses         4.20               3.15
Depreciation and amortization               0.16               0.26
Provision for bad debts                     0.32               0.44
Interest expense, net                       0.01               0.06
Litigation settlement                          -               0.10
                                          ------             ------

                                            7.76               5.12
                                          ------             ------

Earnings (loss) before income taxes        (2.42)%             0.36%
                                          ------             ------


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER  31, 2001

NET REVENUES. Net sales increased by approximately $47 million to $247 million for the year ended December 31, 2002, up over 23.4% from net sales of $200.0 million for the year ended December 31, 2001. The increase in net sales was primarily due to our geographic expansion since the third quarter of calendar year 2000 and continuing since then. New locations opened during 2002 contributed $9.1 million or 19.4% of the total increase in sales during 2002.

GROSS MARGIN. Gross margin increased to approximately $13.2 million in 2002, as compared to approximately $11 million in 2001, principally as a result of increased volume. As a percentage of sales, gross profit for 2002 and 2001 remained virtually flat, decreasing to 5.34% as compared to 5.48% for the year ended December 31, 2001. The no change in gross margin percentage was attributable to the Company's aggressive sales efforts to increase its market share by selling cards at a reduced gross margin during this period. Our gross margin varies from period to period depending upon discounts and promotions employed from time to time to stimulate sales.

SELLING EXPENSES. Selling expenses increased by $5,347,000 or 240% to $7,576,000 in 2002 as compared to $2,229,000 during the year 2001. Of this, $2,700,000 was increase in advertising costs incurred in connection with the Company promoting its private label cards and sales over the Internet during the year 2002. The commission expense increased by $2,461,000 as the Company hired additional commissioned salespersons in 2002 to promote its sales. Trade shows expense was increased by $186,000 as a result of negotiated packages, and cost of printing of trade publications were reduced by $63,000 as the company utilized its in-house facilities in designing these publications.

Selling expenses as a percentage of net revenues increased to 3.07% for the year ended December 31, 2002, from 1.11%, for the same period in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $3,964,000 or 58% to $10,774,000 for 2002 as compared to $6,810,000 for 2001. This increase was primarily due to the increase in salaries by $2,165,000 to $5,412,000 in 2002 as compared to $3,247,000 in 2001 resulting from additional personnel required for new offices, direct sales efforts and Internet customer service. Included in the general and administrative expenses is the cost of processing credit card sales over the Internet which increased by $440,000 to $666,000, for the year 2002 as compared to $226,000 for the year 2001. In addition the Computer services expense increased by $370,000 to $445,000 in 2002 as compared to $75,000 in 2001.Rent expenses increased by $252,000 to $560,000 in 2002 as compared to $308,000 in 2001 as the company continued to add new locations and expand its existing facilities. Telephone and utilities increased by $268,000. Other general and administrative expenses increased by $469,000 due to the company opening additional locations and expenses related to increase in sales volume.

General and administrative expenses as a percentage of net revenues increased to 4.20% for the year ended December 31, 2002, from 3.15%, for the same period in 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 2002 totaled $393,000; a decrease of $119,000 as compared to the same period in 2001. The decrease is due to the fact that we no longer amortize goodwill as a result of the adoption, effective January 1, 2002, of SFAS No. 142 of the Financial Accounting Standards Board. This decrease was offset by an increase in depreciation expense of $138,000 due to acquisition of fixed assets for our new locations.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for bad and doubtful debts decreased by $95,000 to $790,000 in 2002 as compared to $885,000 in 2001. This decrease is due the Company's aggressive collection efforts of its accounts receivable.

NET INCOME (LOSS) FROM OPERATIONS. We had a net loss of $5,970,000 for the year ended December 31, 2002 as compared to a net profit of $656,000 for the year ended December 31, 2001. The decrease in net income was due to the increase in selling expenses and operating expenses. Our geographical expansion by opening up new offices nationwide has led to increase in selling, general and administrative costs. We also adopted an aggressive pricing policy by discounting our cards and giving away promotional cards in these new locations to gain market share. We believe that our loss from operations is temporary and that there should be a turnaround once these new offices are established.

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

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2002, we had total current assets of approximately $47,828,000. This included $7,527,000 in cash, $1,021,000 in restricted cash, $18,041,000 of inventory and $19,675,000 of accounts receivable. Our cash balances vary significantly from day-to-day due the large volume of purchases and sales we make from the various prepaid phone card companies and the numerous distributors to whom we sell cards. Although we had current liabilities of $57,661,000 at December 31, 2002, we believe that continued support from our trade creditors will provide us with adequate liquidity to fund our operations.

We provided $5,108,000 in cash from operating activities during the year ended December 31, 2002 as compared to $3,485,000 during the same period in 2001. Increases in cash flows during the year ended December 31, 2002 are related to an increase in accounts payable by $22,643,000, offset by increase in accounts receivables and inventories. Our decrease in working capital is attributable to our net loss from operations and to a lesser extent to our opening of new offices, which involve carrying of additional inventories and accounts receivable. We believe our working capital shortfalls will decline once these offices are established and profitable.

         Investing activities used $1,266,000 during the year ended December 31, 2002 to acquire additional fixed assets and acquisition of business of a distributor in Virginia. Financing activities used $651,000 during the year ended December 31, 2002 to pay down notes payable and principal on debt obligations.

         We believe that existing cash and cash equivalents, cash flow from operations and available vendor credit, including recently negotiated more favorable payment terms will be sufficient to meet its planned working capital and capital expenditure budget through the year 2003. However, circumstances could arise which would require the payment to our vendors sooner than we currently expect. We are largely dependent upon the credit granted to us by our vendors. In the event sufficient vendor credit is not available to us we would require other sources of financing. If we are required to seek other financing, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that we will be able to otherwise satisfy our short-term cash flow needs from other sources in the future which would have a material adverse effect on our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We are continuously renegotiating credit terms with our telephone card suppliers. The favorable changes in terms from our vendors has eliminated the temporary cash crunches that have occurred in the past, due to the restrictive credit terms previously made available to us from the telecommunications companies we buy branded cards from, as compared to the credit terms we make available to our customers. The Company believes its relationships with its vendors are satisfactory, however, the Company's creditors currently have the right to modify credit terms.


CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company's significant accounting policies are summarized in Note A of its financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

         The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

REVENUE RECOGNITION. The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. The Company believes that its revenue recognition policy is critical because revenue is a very significant component of its results of operations. Decisions relative to criteria (4) regarding collectibility are based upon management judgments and should conditions change in the future and cause management to determine these criteria are not met; the Company's recognized results may be affected.

INCOME TAXES. In preparing the Company's consolidated financial statements, income tax expense is calculated for each of the jurisdictions in which the Company operates. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company's statement of operations. In the event that actual results differ from the Company's estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of December 31, 2002, the company had a deferred tax asset of approximately $4,059,000 and a full valuation allowance due to uncertainty surrounding the company's ability to realize its deferred tax asset.

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

GOODWILL AND OTHER INTANGIBLES. Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill. In addition, as described in Notes A of the Company's financial statements, as a result of the Company's acquisitions, values were assigned to intangible assets for customer lists and related relationships. Finite useful lives were assigned to these intangibles and they will be amortized over their remaining life. As with any intangible asset, future write-downs may be required if the value of these assets become impaired.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company's accounts receivable, as 25.2% of the Company's total accounts receivable balance at December 31, 2002 is concentrated in one affiliated customer. While the accounts receivable related to this customer may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history by this customer.



RECENT ACCOUNTING PRONOUNCEMENTS.

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. The adoption of SFAS No. 142 in January 2002 did not have a material impact on our operating results or financial condition.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The adoption of SFAS No. 144 in January 2002 did not have a material impact on our operating results or financial condition.

        In July 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We have not yet determined the effect that the provisions of SFAS No. 145 would have on our operating results or financial position, if any.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts to be recognized.

        In November 2002, the EITF reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by us. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. We have not determined the impact of FIN 45 on our operating results or financial condition.

        In January 2003, the FASB issued FASB Interpretation No.46 "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No.46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year on interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not adopted FIN No.46 for the year ended December 31, 2002 and has not completed its analysis of the effects of adopting FIN No. 46.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                   9278 Communications, Inc. and Subsidiaries


                          INDEX TO FINANCIAL STATEMENTS





                                                                        Page
                                                                        ----


Report of Independent Certified Public Accountants                    F-2 - F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001          F-4 - F-5

Consolidated Statements of Operations for the years ended
    December 31, 2002, 2001 and 2000                                     F-6

Consolidated Statement of Shareholders' Equity (Deficit) for the
    years ended December 31, 2002, 2001 and 2000                         F-7

Consolidated Statements of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000                                  F-8 - F-9

Notes to Consolidated Financial Statements                           F-10 - F-28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders of
    9278 COMMUNICATIONS, INC.


We have audited the accompanying consolidated balance sheets of 9278 Communications, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 9278 Communications, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company incurred a net loss of $5,970,000 during the year ended December 31, 2002 and its current liabilities exceeded its current assets as of December 31, 2002. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



Grant Thornton LLP
New York, New York
April 11, 2003

                   (LETTERHEAD OF FRIEDMAN ALPREN & GREEN LLP)



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
    9278 Communications Inc.


We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2000 of 9278 Communications, Inc. and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of 9278 Communications, Inc. and Subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




New York, New York
March 23, 2001

                   9278 Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                          ASSETS                             2002              2001
                                                         ------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                            $  7,527,098     $  4,335,936
    Restricted cash                                         1,020,809        1,051,215
    Accounts receivable, net of allowance of $760,000
       in 2002 and $760,000 in 2001                        14,711,918       13,058,773
    Accounts receivable - related party                     4,963,508        1,315,011
    Inventories                                            18,041,063       12,969,347
    Prepaid expenses and other current assets                  32,622          149,044
                                                         ------------     ------------

         Total current assets                              46,297,018       32,879,326

PROPERTY AND EQUIPMENT, NET                                 1,801,798        1,306,884

NOTE RECEIVABLE-STRATEGIC PARTNER                           1,530,975

GOODWILL                                                    3,624,071        3,624,071

OTHER ASSETS                                                  690,831          158,187
                                                         ------------     ------------

                                                          $53,944,693      $37,968,468
                                                         ============     ============




The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



                      LIABILITIES AND SHAREHOLDERS' EQUITY                               2002                2001
                                                                                     -----------         -----------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                            $57,510,096         $34,590,301
    Accounts payable - related party                                                      41,752             318,950
    Current maturities of notes and advances payable, Shareholder                              -             570,100
    Current maturities of capital lease obligations                                       44,934              45,549
    Current maturities of convertible notes payable                                       50,020              35,824
    Income taxes payable                                                                  14,145              59,250
                                                                                     -----------         -----------

         Total current liabilities                                                    57,660,947          35,619,974


CAPITAL LEASE OBLIGATIONS, less current maturities                                        41,051              85,974


CONVERTIBLE NOTES PAYABLE, less current maturities                                        90,126             140,146


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
    Common stock - $.001 par value; 40,000,000 shares authorized; 23,932,912 and
       22,932,912 shares issued and outstanding in 2002 and 2001,
       respectively                                                                       23,933              22,933
    Capital in excess of par value                                                     8,247,458           8,248,458
    Accumulated deficit                                                              (12,118,822)         (6,149,017)
                                                                                     -----------         -----------

                                                                                      (3,847,431)          2,122,374
                                                                                     ------------        -----------

                                                                                     $53,944,693         $37,968,468
                                                                                     ===========         ===========


The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                    2002             2001               2000
                                                               -------------     ------------       -----------
Net sales                                                      $246,979,717      $200,177,380       $80,763,042
Cost of sales                                                   233,800,151       189,212,225        77,792,807
                                                               -------------     ------------       -----------

         Gross profit                                            13,179,566        10,965,155         2,970,235
                                                               -------------     ------------       -----------

Operating expenses
    Selling                                                       7,575,872         2,228,816           549,336
    General and administrative                                   10,774,408         6,809,862         4,451,533
    Provision for bad debts                                         790,402           885,282           598,474
                                                               -------------     ------------       -----------

                                                                 19,140,682         9,923,960         5,599,343
                                                               -------------     ------------       -----------

         Operating profit (loss)                                 (5,961,116)        1,041,195        (2,629,108)

Other expense
    Interest expense                                                 33,638           116,821           175,994
    Litigation settlement                                                 -           203,000                 -
    Loss on disposal of assets                                            -                 -           555,447
    Unrealized loss on investment                                         -                 -            58,473
                                                               -------------     ------------       -----------

                                                                     33,638           319,821           789,914
                                                               -------------     ------------       -----------

         Earnings (loss) before income taxes                     (5,994,754)          721,374        (3,419,022)

Income tax provision (benefit)                                      (24,949)           65,400            25,404
                                                               -------------     ------------       -----------

         NET EARNINGS (LOSS)                                   $ (5,969,805)     $    655,974       $(3,444,426)
                                                               ============      ============       ===========


Earnings (loss) per common share
    Basic and diluted                                               $(0.25)            $0.03            $(0.16)
                                                                      =====             ====             =====

Weighted-average shares
    Basic and diluted                                            23,932,912        24,500,881        20,902,060
                                                               ============      ============       ===========


The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 2002, 2001 and 2000


                                         Convertible preferred
                                                 stock                    Common stock      Additional
                                        ----------------------     ------------------------   paid-in    Accumulated
                                        Shares        Amount         Shares        Amount     capital      deficit       Total
                                        -------      --------      ---------     ---------  ----------  -------------   --------
Balance January 1, 2000                  1,500     $1,500,000     19,659,629       $19,659  $2,361,382  $ (3,360,565)  $   520,476

Conversion of preferred stock to
   common stock                           (995)      (995,000)       873,340           873     994,127
Issuance of common stock through
   private placement                                                 529,000           529     997,471                     998,000
Issuance of common stock to officer
   in exchange for advances payable                                  250,000           250     499,750                     500,000
Issuance of common stock for
   services rendered                                                 855,000           855     929,186                     930,041
Issuance of common stock upon
   acquisition of Reliable Networks,
   Inc.                                                            1,000,000         1,000   1,961,336                   1,962,336
Net loss                                                                                                  (3,444,426)   (3,444,426)
                                        -------    ----------     ----------       -------  ----------  -------------  -----------


Balance at December 31, 2000               505        505,000     23,166,969        23,166   7,743,252    (6,804,991)    1,466,427

Conversion of preferred stock to
   common stock                           (505)      (505,000)       776,013           777     504,223
Repurchase and retirement of
   common stock                                                   (1,010,070)       (1,010)        983                         (27)
Net income                                                                                                   655,974       655,974
                                        -------    ----------     ----------       -------  ----------  -------------  -----------


Balance at December 31, 2001                 -              -     22,932,912        22,933   8,248,458    (6,149,017)    2,122,374

Issuance of common stock in connection
with acquisition of Reliable Networks,
Inc.                                                               1,000,000         1,000      (1,000)

Net loss                                                                                                  (5,969,805)   (5,969,805)
                                        -------    ----------     ----------       -------  ----------  -------------  -----------

BALANCE AT DECEMBER 31, 2002                  -    $        -     23,932,912       $23,933  $8,247,458  $(12,118,822)  $(3,847,431)
                                        =======    ==========     ==========       =======  ==========  =============  ============

The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                         2002           2001            2000
                                                                     -----------    -----------     -----------
Cash flows from operating activities
    Net income (loss)                                                $(5,969,805)   $   655,974     $(3,444,426)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities, net of
          assets acquired and liabilities assumed
              Depreciation and amortization                              392,612        511,175         186,524
              Provision for doubtful accounts                            790,403        885,282         598,474
              Issuance of common stock for services rendered                   -              -         930,041
              Unrealized loss on investments                                   -              -          58,473
              Loss on sale of equipment                                        -              -         555,447
              Changes in assets and liabilities, net of
                  acquisitions
                  Restricted cash                                         30,406     (1,051,215)              -
                  Accounts receivable                                 (2,443,546)    (8,015,461)     (2,773,661)
                  Accounts receivable - related party                 (3,648,497)      (250,868)       (849,143)
                  Inventories                                         (4,832,365)    (9,319,292)     (2,279,869)
                  Prepaid expenses and other current assets              116,421       (149,044)         30,749
                  Other assets                                          (393,624)       (18,149)        (46,366)
                  Accounts payable and accrued expenses               22,919,795     20,110,295      11,560,750
                  Accounts payable - related party                      (277,198)        91,006         227,944
                  Income taxes payable                                   (45,105)        34,995          22,255
                                                                     -----------    -----------     -----------

         Net cash provided by operating activities                     6,639,497      3,484,698       4,777,192
                                                                     -----------    -----------     -----------

Cash flows from investing activities
    Acquisition of property and equipment                               (877,547)      (878,969)       (491,942)
    Note receivable, Strategic Partner                                (1,530,975)
    Acquisition of businesses                                           (388,351)      (207,742)     (1,000,000)
    Disposition of marketable securities                                      -          20,962
                                                                     -----------    -----------     -----------
         Net cash used in investing activities                        (2,796,873)    (1,065,749)     (1,491,942)
                                                                     -----------    -----------     -----------

Cash flows from financing activities
    Notes and advances payable, shareholder, net                        (570,100)    (2,334,836)       (128,585)
    Principal payments on capital lease obligations                      (45,538)       (38,771)        (66,206)
    Proceeds from convertible notes payable                                    -        203,000               -
    Principal payments on convertible notes payable                      (35,824)       (27,030)              -
    Repurchase and retirement of common stock                                  -            (27)              -
    Issuance of common stock                                                   -             -          998,000
                                                                     -----------    -----------     -----------

         Net cash provided by (used in) financing activities            (651,462)    (2,197,664)        803,209
                                                                     -----------    -----------     -----------

         NET INCREASE  IN CASH
             AND CASH EQUIVALENTS                                      3,191,162        221,285       4,088,459

Cash and cash equivalents, beginning of year                           4,335,936      4,114,651          26,192
                                                                     -----------    -----------     -----------

Cash and cash equivalents, end of year                               $ 7,527,098    $ 4,335,936     $ 4,114,651
                                                                     ===========    ===========     ===========

                   9278 Communications, Inc. and Subsidiaries

                             Year ended December 31,



                                                                           2002         2001          2000
                                                                         --------     --------      --------
Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                           $   55,694    $ 122,742    $   175,994
     Income taxes                                                          (24,949)      30,405         10,565

Noncash investing and financing activities:
   Equipment acquired under capital leases                                            $  19,200    $    75,000

   Conversion of notes and advances payable, shareholder for
       common stock                                                                                    500,000
   Conversion of preferred stock to common stock                                        505,000        995,000
   Notes issued for accrued dividends
   Issuance of common stock for net noncash assets received
       in merger
   Additional paid-in capital arising from contribution
       of treasury shares

   Acquisition of Reliable Networks, Inc.
     Net assets acquired                                                                           $    38,687
     Goodwill                                                                                        3,901,313
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

                        December 31, 2002, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company distributes prepaid telephone calling cards to distributors and retail establishments through its various sales locations throughout the United States.

     In addition, the Company markets certain prepaid calling cards directly to consumers via its internet website, 9278.Com. Sales via the internet were $19,327,000, $6,649,000 and $0 for the years ended December 31, 2002, 2001 and 2000 respectively.

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

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company sustained substantial losses from operations and its current liabilities exceeded its current assets by approximately $11,364,000 as of December 31, 2002. The company is largely dependent upon the extension of credit from its vendors, in particular on credit granted by a significant supplier. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     In the event sufficient vendor credit is no longer available, the Company would be required to seek other financing, however there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms, or otherwise or that the Company would be able to satisfy short-term cash flow needs. The Company is continuously renegotiating credit terms with its suppliers and, to date, has received favorable terms. The Company believes its relationships with its vendors are satisfactory; however, the Company's creditors currently have the right to modify credit terms.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     1.   Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of 9278 Communications, Inc. and its wholly-owned subsidiaries, 9278 Distributors, Inc., 9278 Dot Com, Inc., E-Store Solution, Inc., Reliable Acquisition Corp., 9278 Wireless Inc., 9278 Distributors Maryland Inc., 9278 Distributors Illinois Inc., NTSE Communications, Inc., 9278 Distributors Florida Inc., 9278 Distributors North Carolina Inc. and 9278 Distributors New Jersey Inc. (hereinafter, the

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000



NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

     5.  Goodwill

         Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS 142.

                                         2002           2001       2000
                                         ----           ----       ----

Reported net income (loss)            $(5,969,805)    $655,974  $(3,444,426)
    Add back: goodwill amortization         -          260,000       17,000


Adjusted net income (loss)            $(5,969,805)    $915,974  $(3,427,426)
                                      -----------     --------  -----------

EARNINGS (LOSS) PER SHARE (BASIC AND
  DILUTED):
    Reported net income (loss)        $     (0.25)    $   0.03  $     (0.16)
      Goodwill amortization                  -            0.01         -
                                      -----------     --------  -----------

Adjusted net income (loss)            $     (0.25)    $   0.04  $     (0.16)
                                      -----------     --------  -----------

          Goodwill amortization, which was $260,000 and $17,000 for the years ended December 31, 2001 and 2000, respectively, ceased effective January 1, 2002. In the first quarter of 2002, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets, and ceased amortization of indefinite-lived intangible assets.

          SFAS No. 142 requires that goodwill be tested for impairment upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired and compare it to the carrying value, including goodwill, of such business. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step.

          The Company completed the initial step of impairment testing during the first quarter which indicated that no goodwill impairment existed as of January 1, 2002. The Company determined the fair value of business acquired for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. Based on that analysis, no impairment was recognized.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          The Company performed its annual impairment test as of the beginning of the fourth quarter of 2002. The Company determined the fair value of the business acquired for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. Based on comparing this discounted cash flow model to the carrying value of the reporting units, no impairment was recognized in the consolidated statement of operations for the year ended December 31, 2002. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any impairment indicators.

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

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     8.   Earnings (Loss) Per Share

          Basic earnings (loss) per share are determined by dividing the Company's net earnings (loss) by the weighted-average shares outstanding. Diluted earnings per share include the dilutive effects of outstanding stock option and warrants. Excluded from the calculation of diluted earnings per share are 210,000, 235,000 and 23,000 options and warrants to purchase the Company's common stock in 2001, 2000 and 1999, respectively, as their inclusion would have been antidilutive.

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

          Pro Forma earnings (loss) and earnings (loss) per share are not presented as the pro forma information is not materially different from the Company's reported results.

     10.  Revenue Recognition

          Revenue is recognized from sales when products are shipped and title passes to the customer. Sales incentives in the form of free products given to the Company's distributors are classified as a reduction of revenues.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000



NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     11.  Advertising

          Advertising costs are expensed as incurred and totaled $3,517,000, $817,000 and $159,000 in 2002, 2001 and 2000, respectively.

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

     14.  Accounts Receivable

          Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payment subsequently received on such receivables are credited to the allowance for doubtful debts.

     15.  Reclassifications

          Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000



NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     16.  Recently Issued accounting pronouncements.

          In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with and exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

          In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123." SFAS No.148 amends SFAS No.123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations as provided for under SFAS No.148. Accordingly, compensation expense is only recognized when the market value of the Company's stock at the date of the grant exceeds the amount an employee must pay to acquire the stock. 2003. The adoption of SFAS No.148 did not have material impact on the Company's financial position or results of operations.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


          In November 2002, the FASB issued FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No.45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No.45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual period ending December 15, 2002. The adoption of the disclosure requirements of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the effects of the recognition provision of FIN No. 45, but does not expect the adoption to have a material impact on the Company's financial position or results of operations.

          In January 2003, the FASB issued FASB Interpretation No.46 "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No.46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year on interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not adopted FIN No.46 for the year ended December 31, 2002, however the Company has provided for the required disclosures required by FIN No. 46 (see Note F). The Company has not completed its analysis of the effects of adopting FIN No. 46.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE B - ACQUISITIONS

          On August 31, 2002, the Company acquired certain assets of one of its distributors in an asset purchase transaction, wherein it acquired inventories and customer lists of the distributor. The Company paid $149,000 in excess of the tangible assets, which has been allocated to the estimated value of acquired customer lists. The assets acquired were recorded at estimated fair market value. The consolidated statements of operations include the results of this acquisition beginning September 1, 2002.

          A summary of the transactions is as follows:

           Assets purchased
               Inventory purchased                                     239,351
               Customer lists                                          149,000
                                                                    ----------

           Net assets acquired                                      $  388,351
                                                                    ==========

           Cash paid                                                $  388,351
                                                                    ==========

     Pro forma results of operations are not presented, as they are not material to the historical results presented herein.

     On January 23, 2001, the Company acquired certain assets of two of its distributors in an asset purchase transaction, wherein it acquired accounts receivable, inventories, fixed assets and customer lists of the distributors, net of accounts payable. The Company paid $100,000 in excess of its net assets for the customer lists. The assets acquired and liabilities assumed were recorded at estimated fair values. The consolidated statements of operations include the results of this acquisition beginning January 23, 2001. A summary of the transactions is as follows:

      Assets purchased

          Accounts receivable                               $ 147,904
          Inventories                                          68,015
          Other assets                                          5,500
          Customer lists                                      100,000
                                                            ---------

                                                              321,419

      Liabilities assumed
          Accounts payable                                   (113,677)
                                                            ---------

      Net assets acquired                                   $ 207,742
                                                            =========
      Cash paid                                             $ 207,742
                                                            =========

     Pro forma results of operations are not presented, as they are not material to the historical results presented herein.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE C- INVESTMENTS AND OTHER TRANSACTIONS

     On September 1, 2000, the Company entered into an agreement with Rapid Release Research, LLC ("Rapid Release"), a company that is in the business of providing services for management consulting, business advisory, shareholder information and public relations (the "Consulting Agreement"). Rapid Release was to be used to inform the public of the potential investment merit of the Company and its securities, thereby increasing investor recognition and market liquidity and improving shareholder value, and to assist the Company in acquisitions, mergers and other financial transactions. This agreement was for a period of four years. The Company issued Rapid Release 800,000 shares of its common stock and has recognized the expense from this agreement based on the market value of the stock of the Company at the date of issue, which was $875,040, in the year ended December 31, 2000.

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

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE D- PREFERRED STOCK

     During the year ended December 31, 2001, the Company converted 505 shares of Class B, $.001 par value convertible preferred stock into 776,013 shares of common stock.


NOTE E- RESTRICTED CASH

     Restricted cash consists of the following:

                                                                       DECEMBER 31,     DECEMBER 31,
                                                                              2002              2001
                                                                       -----------      ------------
      Amounts invested in certificate of deposit, which is
          pledged as collateral for a letter of credit issued by
          the bank                                                     $1,020,809        $1,000,000

      Amounts invested in certificate of deposit, held by bank as collateral fee deposited funds returned for insufficient
          funds by customer bank                                                -           $51,215
                                                                       ----------        ----------

                                                                       $1,020,809        $1,051,215
                                                                       ----------        ----------

NOTE F - NOTE RECEIVABLE - STRATEGIC PARTNER

     On December 1, 2002, the Company entered into an agreement with a newly established telecommunications carrier ("Telecom") whereby the Company agreed to advance up to $3 million to establish a switching platform (the "platform") to provide telecommunication services in exchange for certain preferential rights to the said services. Such advances are evidenced by a promissory note which bears interest at 10% and is collateralized by all current and future assets of Telecom. The Company further agreed to utilize a minimum of $10 million of these services during the year ended December 31, 2003.

     In the event that Telecom is not successful in establishing the platform or does not provide the aforementioned services to the Company in terms of the agreement, they will be required to repay all monies previously advanced to them and all equipment and infrastructure purchased with the said funds will revert to the Company.

     Presently, the Company is Telecom's sole source of funds and sole customer. As a result, the operations of Telecom may be required to be consolidated with those of the Company in terms of FASB Interpretation No.46, "Consolidation of Variable Interest Entities". As of April 11, 2003, the Company had advanced approximately $3.9 million to Telecom. In addition, as of April 11, 2003, the Company had outstanding billings from Telecom for services aggregating approximately $3.9 million.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE G- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                       Estimated
                                      useful life
                                        (years)          2002          2001
                                      ------------    ----------    ----------

      Furniture and equipment             5 - 7       $  698,345    $  483,164
      Automobiles                         5 - 7          270,064       224,566
      Computer equipment                  5            1,269,182       731,685
      Leasehold improvements              3 - 8          325,100       245,729
                                                      ----------    ----------

                                                       2,562,691     l,685,144
      Less accumulated depreciation
          and amortization                               760,893       378,260
                                                      ----------    ----------

                                                      $1,801,798    $1,306,884
                                                      ==========    ==========

     Depreciation and amortization expense for property and equipment for the years ended December 31, 2002, 2001 and 2000 was approximately $383,000, $242,000 and $115,000, respectively.

     Property and equipment under capital leases totaled approximately $215,440 and $215,440 and accumulated amortization on such property and equipment aggregated approximately $92,149 and $61,185 at December 31, 2002 and 2001, respectively.

NOTE H - NOTES PAYABLE - SHAREHOLDER

     On December 10, 1999, the Company declared $3,000,000 in dividends, of which $1,000,000 was paid. On December 13, 1999, the Company executed a promissory note for $2,000,000 for the declared but unpaid dividends, payable to the Company's chief executive officer, who is also a shareholder. A principal payment of $1,000,000 was originally due on June 13, 2000, and the second payment originally payable on December 13, 2001. On March 22, 2001, the Company amended the terms of these promissory notes to defer both payments to March 31, 2002 and December 31, 2002, respectively. The final payment is accelerated if the Company's gross revenue exceeds $10 million in each of any six consecutive calendar months or exceeds $60 million in any six-month period. During the year-ended December 31, 2002, the Company paid the remaining principal payments aggregating $570,000. Interest was payable at a rate of 8%. Interest expense on this note was $12,017 and $90,100 for the years ended December 31, 2002 and 2001, respectively.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE I- INCOME TAXES

     The provision (benefit) for income taxes is summarized as follows:

                             2002            2001             2000
                          ---------        --------         -------
      Current
          Federal         $    -            $31,400         $   -
          State            (24,949)          34,000          25,404
                          ---------        --------         -------

                           (24,949)          65,400          25,404
      Deferred                 -                -               -
                          ---------        --------         -------

                          $(24,949)        $ 65,400         $25,404
                          =========        ========         =======

     The actual income tax expense (benefit) differs from the Federal statutory rate as follows:

                                                 2002                   2001                   2000
                                        ----------------------  ---------------------  ----------------------
                                           Amount         %       Amount          %       Amount         %
                                        ------------   -------  ----------     ------  ------------   -------
      Federal statutory rate            $(2,038,000)   (34.0)%  $ 245,000       34.0%  $(1,171,000)    (34.0)%
      State income taxes, net of
         Federal income tax benefit         (24,949)     0.4       22,044        2.0        25,404       0.1
      Utilization of net operating
         loss carry forwards                   -                 (201,644)     (31.0)
      Valuation allowance                 2,038,000     34.0                             1,171,000      34.0
                                        ------------   -------  ----------     ------  ------------   -------

                                        $   (24,949)     0.0%   $  65,400        5.0%  $    25,404       0.1%
                                        ============   =======  ==========     ======  ============   =======

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE I - INCOME TAXES (CONTINUED)

     The tax effects of temporary differences which give rise to deferred tax assets at December 31, 2002 and 2001 are summarized as follows:

                                                      2002             2001
                                                  -----------      -----------
      Deferred tax assets
          Allowance for doubtful accounts         $   342,000      $   342,000
          Accrued compensation                        160,000          213,750
          Net operating loss carry forwards         3,475,000          576,000
          Federal AMT credit                             -              14,400
                                                  -----------      -----------

                Gross deferred tax assets           3,997,000        1,146,150

      Valuation allowance                          (3,997,000)      (1,146,150)
                                                  -----------      -----------

      Net deferred tax asset                      $      -         $      -
                                                  ===========      ===========

     At December 31, 2002, the Company has net operating loss carry forwards for Federal income tax purposes aggregating approximately $7,722,000 expiring through 2022.

     The tax loss carry forwards of the Company and its subsidiaries may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company's ability to utilize net operating loss carry forwards included above each year. The amount of the limitation has not been quantified by the Company.


NOTE J - STOCK OPTION PLANS AND WARRANTS

     The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 500,000 shares of the Company's common stock were exercisable (the "1993 Plan"). Under the terms of the Plan, the options, which expire ten years after grant, are exercisable at prices equal to the fair market value of the common stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At December 31, 2002, there were 477,000 shares available for grant under the 1993 Plan.

     In March 2001, the Company adopted, subject to shareholder approval, its 2001 Stock Option Plan (the "2001 Plan") and reserved 5,000,000 shares of common stock there under. Options are nonqualified and are granted at a price equal to the fair market value of the Company's common stock at the date of grant. At December 31, 2002, all 5,000,000 shares were available for grant under the 2001 Plan.

     On June 13, 2000, in consideration for an officer's agreement to amend the repayment terms of a $2,000,000 promissory note, the Company issued a ten-year nonqualified warrant to purchase 200,000

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE J - STOCK OPTION PLANS AND WARRANTS (CONTINUED)

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

     The following is a summary of activity with respect to stock options and warrants:

                                                                                                    Weighted-average
                                                           Shares           Price per share         price per share
                                                           ------          -----------------        ----------------
       Outstanding at January 1, 2000                       23,000              $5.25                     $5.25
           Granted                                         235,000           1.63 to 4.00                  1.98
           Expired                                         (23,000)              5.25                      5.25
                                                           -------

       Outstanding at December 31, 2000                    235,000           1.63 to 4.00                  1.98
           Forfeited                                       (25,000)              4.00                      4.00
                                                           -------

       Outstanding at December 31, 2001                    210,000           1.63 to 4.00                  1.16
                                                           =======

       Balance exercisable at December 31, 2002            210,000           1.63 to 4.00                  1.16
                                                           =======


     The following table summarizes significant ranges of outstanding and exercisable options and warrants at December 31, 2002:

                                      Options and warrants outstanding          Options and warrants exercisable
                                ---------------------------------------------   --------------------------------
                                                   Weighted-        Weighted-                         Weighted-
                                                    average          average                           average
               Ranges of                           remaining        exercise                          exercise
            exercise prices      Shares          life in years        price         Shares              price
            ---------------     --------         -------------      ---------      --------           ---------
            $1.63               200,000              7.45              $1.63       200,000              $1.63
            $4.00                10,000              0.42               4.00        10,000               4.00

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000

NOTE J - STOCK OPTION PLANS AND WARRANTS (CONTINUED)

     The weighted-average fair value on the grant date was $1.96 for options and warrants issued during the year ended December 31, 2000. No options or warrants were granted during the year ended December 31, 2002 and 2001.

NOTE K - RELATED PARTY TRANSACTIONS

     Sales of inventory to a customer who is related to an officer of the Company were approximately $29,032,000 and $21,125,000 and $4,390,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company also purchased inventory from this customer in the amount of $4,058,000, $11,151,000 and $6,323,000 during the years ended December 31, 2002, 2001 and 2000, respectively. Sales to this related party represented 12%, 11% and 12% of total sales during the years ended December 31, 2002, 2001 and 2000, respectively. No other single customer represented greater than 10% of total sales during each of the three years in the period ended December 31, 2002.

NOTE L - CONCENTRATIONS

     The Company made purchases from one prepaid telephone calling card supplier which aggregated approximately 61%, 43% and 16% of total purchases during the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, liabilities to this supplier aggregated approximately 70%, 59% and 31% of total accounts payable and accrued expenses at December 31, 2002, 2001 and 2000.

     The Company made purchases from two separate prepaid telephone card suppliers which aggregated approximately 13% and 15% of total purchases during the years ended December 31, 2001 and 2000, respectively.

NOTE M - COMMITMENTS AND CONTINGENCIES

     Litigation

     For the year ended December 31, 1999, purchases from one telephone card supplier were approximately 55% of total purchases. In November 1999, the Company commenced an action against this supplier to recover damages resulting from cancellation of the telephone card purchases by the Company. The supplier subsequently countersued. In the Company's opinion, with which its legal counsel concurs, no material liability will result from the countersuit. The Company incurred a loss of $553,547, which was reflected in the fourth quarter of 1999. The Company subsequently mitigated, in substantial part, its reliance on this supplier by increasing its purchases from other vendors. On September 30, 2001, in

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     order to avoid protracted litigation and mounting legal fees, the Company decided to settle the case, wherein it agreed to pay $250,000 to the supplier over a period of four years beginning in August 2001, pursuant to a nonnegotiable, convertible promissory note (the "Convertible Note"). This amount is payable in four monthly installments of $7,500 and 44 subsequent monthly installments of $5,000, each exclusive of interest. The Company has recorded a $203,000 charge representing the net present value of the settlement amount. The Convertible Note contains conditions, whereby, upon occurrence of an event of default, as defined, the supplier shall have the right to convert 100% of the unpaid principal balance, plus an additional $200,000 (the "Default Amount") into fully paid nonassessable shares of the Company's common stock at a conversion price equal to the greater of the fair market value of the common stock on the date of default ($0.04 at December 31, 2002) or $1.00 per share.

     Aggregate annual maturities of the Convertible Note are summarized as follows:

                          Year ending December 31,
                          ------------------------

                                    2003                  $ 50,020
                                    2004                    55,258
                                    2005                    34,868
                                                          --------

                                                          $140,146
                                                          --------

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

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000



NOTE M COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Employment Agreements (continued)

     On March 22, 2001, in consideration for this officer's agreement to further amend the repayment terms of a $2,000,000 promissory note (Note H), the Company amended the officer's employment agreement whereby the officer shall receive an additional bonus equal to 5% of the gross profit of the Company, as defined. Such bonus shall be paid in cash, or, at the discretion of the officer, in shares of the Company's common stock, based upon a per share price equal to 75% of fair market value of the common stock. Approximately $356,000 is payable to the officer and is included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2002.

     Lease Commitments

     The Company leases its main office and sales office facilities and certain equipment pursuant to noncancellable operating and capital leases expiring through November 2008. The minimum rental commitments under these noncancellable leases, at December 31, 2001, are summarized as follows:

                                                    Operating      Capitalized
                                                     leases          leases
                                                   ------------    -----------
         Year ending December 31,
                2003                               $  440,178        $53,268
                2004                                  389,754         41,449
                2005                                  322,412          2,075
                2006                                  309,624
                2007                                  322,703
                Thereafter                            381,227
                                                   ----------        -------
                                                    2,165,898         96,792

         Less amount representing interest              -             10,807
                                                   ----------        -------

         Total minimum lease payments              $2,165,898         85,985
                                                   ==========
         Less current maturities                                      44,934
                                                                     -------

         Long-term capitalized lease obligations                     $41,051
                                                                     =======

     Rent expense for all operating leases was $559,569, $234,080 and $128,067 in 2002, 2001 and 2000, respectively.

                   9278 Communications, Inc. and Subsidiaries

                        December 31, 2002, 2001 and 2000


NOTE N - SUBSEQUENT EVENTS

       On January 31, 2003, the Company announced the execution of a Merger Agreement with NTSE Holding Corp., a corporation wholly owned by the Chairman, Chief Executive Officer and the principal stockholder, which will result in 9278 Communications becoming a privately held corporation, owned by the Company's Chairman. Pursuant to this agreement, all of the outstanding shares of 9278 Communications will be cancelled and our existing stockholders will receive a cash payment of $0.10 per share. The transaction is subject to numerous conditions, including the approval by our public stockholders. It is expected that a stockholder's meeting to approve the transaction will be held in May, and that the closing of the transaction, if approved, will occur immediately thereafter.

                   9278 Communications, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001 and 2000




              Column A                   Column B                    Column C                  Column D          Column E
              --------                   --------         ------------------------------       --------          --------
                                                                     Additions
                                                          ------------------------------
                                                             (1)                (2)
                                                                           Charged to
                                        Balance at        Charged to          other                              Balance
                                         beginning        costs and        accounts -        Deductions -       at end of
             Description                 of period         expenses         describe           describe           period
             -----------               -------------     -----------      ---------------    ----------         ----------
Allowance for doubtful accounts
    Year ended December 31, 2002       $     760,000     $   790,402      $       -          $  790,402(a)      $  760,000
                                       =============     ===========      ===============    ==========         ==========

    Year ended December 31, 2001       $     675,000     $   885,282      $                  $  800,282(a)      $  760,000
                                       =============     ===========      ===============    ==========         ==========

    Year ended December 31, 2000       $     125,000     $   598,474      $       -          $   48,474(a)      $  675,000
                                       =============     ===========      ===============    ==========         ==========




Valuation allowance-Deferred tax
asset
    YEAR ENDED DECEMBER 31, 2002       $   1,146,150     $ 2,850,850      $       -          $    -             $3,997,000
                                       =============     ===========      ===============    ==========         ==========

    YEAR ENDED DECEMBER 31, 2001       $   1,512,180     $    -           $       -          $  366,030(b)      $1,146,150
                                       =============     ===========      ===============    ==========         ==========


    Year ended December 31, 2000       $      -          $ 1,512,180      $       -          $    -             $1,512,180
                                       =============     ===========      ===============    ==========         ==========

(a)      Accounts receivable written off

(b) Tax benefit recognized and adjustment of net operating loss carry forward

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None

                                    PART III



ITEM 10. Directors and Executive Officers of The Registrant.

         The following persons are our executive officers and directors as of the date hereof:


NAME                 AGE       OFFICES HELD
----------           ---       ------------
Sajid Kapadia        29        Chairman, Chief Executive Officer and Director

Haris Syed           28        President, Secretary and Director

Hanif Bhagat         29        Director


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

Item 11. Executive Compensation.

Summary Compensation

         Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2002, 2001 and 2000 by our Chief Executive Officer and each other executive officer of ours who received compensation in excess of $100,000 during such fiscal years.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
  ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
--------------------------------------------------------------------------------

                                                                         ANNUAL
NAME AND PRINCIPAL                                   SALARY               BONUS
POSITION                            YEAR             ($)                   ($)
--------------------------------------------------------------------------------
Sajid Kapadia,                      2002             $250,000           $675,000
Chairman and Chief                  2001             $200,000           $475,000
Executive Officer                   2000             $200,000               --
--------------------------------------------------------------------------------
Haris Syed, President               2002             $150,000               --
                                    2001             $150,000               --
--------------------------------------------------------------------------------



         We did not grant any stock options to the named executive officers.



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

         As of the date hereof, no options were outstanding under the iLink
Plan.

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

Compensation Committee Interlocks and Insider Participation

         Each member of our Board of Directors participates in the determination of the level of compensation of our executive officers. Two of such directors, Sajid Kapadia and Haris Syed, are officers of ours. Hanif Bhagat, the third director is the brother-in-law of Sajid Kapadia and an employee of ours.

Limitation of Liability and Indemnification Matters

         Article nine of our certificate of incorporation provides that the personal liability of our directors will be eliminated to the fullest extent permitted by the provisions of paragraph (7) of subsection (b) of ss.102 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented.

         Article ten of our certificate of incorporation provides that we will, to the fullest extent permitted by the provisions of the General Corporation Law of the State of Delaware, as now or hereafter in effect, indemnify all persons whom we may indemnify under such provisions. The indemnification provided by this section shall not limit or exclude any rights, indemnities or limitations of liability to which any person may be entitled, whether as a matter of law, under our bylaws, by agreement, vote of our stockholders or disinterested directors, or otherwise. Except as specifically required by the General Corporation Law of the State of Delaware, as the same exists or may be amended; none of our directors of will be liable to us or our stockholders for monetary damages for breach of his or her fiduciary duty as a director. No amendment to or repeal of this provision of our certificate of incorporation will apply to or have any effect on the liability or alleged liability of any director for or with respect to any acts or omissions of that director occurring prior to the amendment or repeal.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

NAME OF                              NUMBER OF SHARES               PERCENTAGE
BENEFICIAL OWNER                     BENEFICIALLY OWNED              OF CLASS
----------------                     ------------------              --------

Sajid Kapadia                           12,465,215(1)                  52.1%
Haris Syed                               256,000(2)                     1.0%
Hanif Bhagat                                 0                           *
Honest Holdings Inc.                     2,000,000                      8.4%
9229 Queens Blvd 17H
Rego Park, NY 11374

All executive officers                12,721,215(1)(2)                 53.2%
and directors as a Group
(4 persons)

(1) Represents shares held by NTSE. Does not includes warrants to purchase 200,000 shares of our Common Stock currently held by Mr. Kapadia, which expire on June 13, 2010.

(2) Represents shares of common stock held by KAPH Groups, Inc., a company 100% owned by Mr. Syed.

* Equals a percentage less than 1% of the outstanding shares of the Company's Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14. CONTROLS AND PROCEDURES.

         Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Chief Executive Officer and the Principal Accounting Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

         4.7 Promissory Note, in the amount of $500,000, made by the Company to Nasir Ghesani, dated December 8, 2000 (6)


         10.1 Employment Agreement, dated December 10, 1999, between the Company and Sajid Kapadia (4)

         10.2 Employment Agreement, dated December 8, 2000, between the Company, Reliable Acquisition Corp. and Nasir Ghesani (6)

         10.3 Amendment, dated March 22, 2000, to Employment Agreement between the Company and Sajid Kapadia (7)

         21.1     Subsidiaries of the Company (1)

         99.1 Certificate of 9278 Communications, Inc. CEO pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certificate of 9278 Communications, Inc., CEO and Principal Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002.

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

         (4) Incorporated by reference from the Company's report on Form 10-KSB for the year ended December 31, 1999

         (5) Incorporated by reference from the Company's report on Form 10-QSB for the three-month period ended March 31, 2000

         (6) Incorporated by reference from the Company's report on Form 8-K, dated December 8, 2000

         (7) Incorporated by reference from the Company's report on Form 10KSB for the year ended December 31, 2000

(b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2002:

         None

SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            9278 COMMUNICATIONS, INC.

Date:  May 1, 2003                      By: /s/ Sajid Kapadia
                                                ------------------------------
                                                Sajid Kapadia, Chairman,
                                                Chief Operating Officer
                                                and Director
                                                (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

     Signature       Title                                             Date
--------------------------------------------------------------------------------
/s/ Sajid Kapadia    Chairman, Chief Executive Officer,            May 1, 2003
--------------------   (Principal Executive Officer and Director)
Sajid Kapadia

/s/ Haris Syed       President and Director                        May 1, 2003
--------------------
Haris Syed

                                 CERTIFICATION


I, Sajid B. Kapadia, certify that:

1. I have reviewed this annual report on Form 10-K of 9278 Communications, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect a the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 1, 2003


                                                 /s/    SAJID B. KAPADIA
                                                 -----------------------
                                                 SAJID B. KAPADIA
                                                 CHIEF EXECUTIVE OFFICER

I, Sajid B. Kapadia, certify that:

1. I have reviewed this annual report on Form 10-K of 9278 Communications, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect a the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003


                                          /s/    SAJID B. KAPADIA
                                          -----------------------
                                          SAJID B. KAPADIA
                                          CHIEF EXECUTIVE OFFICER AND PRINCIPAL
                                          ACCOUNTING OFFICER