Form 10-Q
period 2003-03-31
9278 COMMUNICATIONS INC
filed 2003-06-27
CIK 1081831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the transition period from        to
                                                --------  --------

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

Common Stock, $.001 par value - 100 shares issued and outstanding as of June 20, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements




                   9278 Communications, Inc. and Subsidiaries

                          INDEX TO FINANCIAL STATEMENTS





                                                                       Page
                                                                       ----



Consolidated Condensed Balance Sheets as of March 31, 2003
    (unaudited) and December 31, 2002                               F-2 - F-3

Consolidated Condensed Statements of Operations for the three
    months ended March 31, 2003 and 2002 (unaudited)                      F-4

Consolidated Condensed Statement of Shareholders' Equity for
    the three months ended March 31, 2003 (unaudited)                     F-5

Consolidated Condensed Statements of Cash Flows for the
    three months ended March 31, 2003 and 2002 (unaudited)          F-6 - F-7

Notes to Consolidated Condensed Financial Statements               F-8 - F-14

                   9278 Communications, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  March 31,       December 31,
                                                                    2003              2002
                                                               ---------------   --------------
                                                                (UNAUDITED)
                                     ASSETS


CURRENT ASSETS

    Cash and cash equivalents                                   $ 6,974,587      $ 7,527,098
    Restricted cash                                                       -        1,020,809
    Accounts receivable, net of allowance of $678,000
       at March 31, 2003 and $760,000 at December 31, 2002       15,092,164       14,711,918
    Accounts receivable-related party                             4,964,653        4,963,508
    Inventories                                                  19,932,413       18,041,063
    Prepaid expenses and other current assets                       141,315           32,622
                                                                -----------      -----------


         Total current assets                                    47,105,132       46,297,018

PROPERTY AND EQUIPMENT, NET                                       1,720,405        1,801,798

NOTE RECEIVABLE - STRATEGIC PARTNER                               3,982,823        1,530,975

GOODWILL, NET                                                     3,624,071        3,624,071

OTHER ASSETS                                                        730,830          690,831
                                                                -----------      -----------

                                                                $57,163,261      $53,944,693
                                                                ===========      ===========








The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           March 31,           December 31,
                                                                              2003                 2002
                                                                              ----                 ----
                                                                          (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable and accrued expenses                                $ 61,984,754        $ 57,510,096
    Accounts payable - related party                                            2,700              41,752
    Current maturities of capital lease obligations                            31,779              44,934
    Current maturities of convertible notes payable                            52,520              50,020
    Income taxes payable                                                            -              14,145
                                                                         ------------        ------------

         Total current liabilities                                         62,071,753          57,660,947


CAPITAL LEASE OBLIGATIONS, less current maturities                             23,460              41,051

CONVERTIBLE NOTES PAYABLE, less current maturities                             75,126              90,126


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock - $.001 par value; 40,000,000
       shares authorized; 23,932,912 shares issued and outstanding
       at March 31,2003 and December 31,2002                                   23,933              23,933
    Additional paid-in capital                                              8,247,458           8,247,458
    Accumulated deficit                                                   (13,278,469)        (12,118,822)
                                                                         ------------        ------------

             Total Shareholders' Equity (deficit)                          (5,007,078)         (3,847,431)
                                                                         ------------        ------------

                                                                         $ 57,163,261        $ 53,944,693
                                                                         ============        ============






The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended
                                                       March 31,
                                               2003              2002
                                               ----              ----

Net sales                                 $ 72,949,014        $ 57,365,454
Cost of sales                               67,986,011          53,069,185
                                          ------------        ------------

         Gross profit                        4,963,003           4,296,269
                                          ------------        ------------


Operating expenses

    Selling                                  3,151,419           1,466,587
    General and administrative               2,859,017           2,418,929
    Depreciation and amortization              111,732              72,606
    Provision for bad debts                          -              51,792

                                             6,122,168           4,009,914
                                          ------------        ------------

Operating profit/(loss)                     (1,159,165)            286,355

Other expenses
    Interest expense, net                          482              10,778
                                          ------------        ------------

                                                   482              10,778
                                          ------------        ------------

Earnings/(loss) before income taxes         (1,159,647)            275,577

Income tax provision                                 -              15,000
                                          ------------        ------------

Net income/(loss)                         $ (1,159,647)       $    260,577
                                          ============        ============

Earnings/(loss) per common share
    Basic and diluted                           $(0.05)              $0.01
                                                ======               =====

Weighted-average shares
    Basic and diluted                       23,932,912          23,932,912
                                          ============        ============






The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries


            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                        Three months ended March 31, 2003



                                                  Common stock                Additional
                                            -------------------------          paid-in          Accumulated
                                          Shares              Amount            capital            deficit             Total
                                        ---------           --------       ----------------      -----------         --------

Balance at January 1,2002              22,932,912        $     22,933        $  8,248,458        $ (6,149,017)       $  2,122,374

 Issuance of common stock in
  connection with acquisition
  of Reliable Networks, Inc.            1,000,000               1,000              (1,000)

  Net loss for the year ended
     December 31, 2002                                                                             (5,969,805)         (5,969,805)
                                     ------------        ------------        ------------        ------------        ------------

Balance at December 31, 2002           23,932,912              23,933           8,247,458         (12,118,822)         (3,847,431)

Net loss for the three months
          ended March 31, 2003                                                                     (1,159,647)         (1,159,647)
                                     ------------        ------------        ------------        ------------        ------------

Balance at March 31, 2003              23,932,912        $     23,933        $  8,247,458        $(13,278,469)       $ (5,007,078)
                                     ============        ============        ============        ============        ============











The accompanying notes are an integral part of this statement.

                   9278 Communications, Inc. and Subsidiaries
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 March 31,          March 31,
                                                                   2003               2002
                                                                   ----               ----

Cash flows from operating activities

     Net income (loss)                                          $(1,159,647)       $   260,577
     Adjustments to reconcile net income to net cash
        provided by operating activities
          Depreciation and amortization                             111,732             72,606
          Provision for doubtful accounts                                 -             51,792
          Changes in assets and liabilities
                Restricted cash                                   1,020,809             (4,629)
                Accounts receivable                                (381,391)           339,235
                Inventories                                      (1,891,350)        (6,239,028)
                Prepaid expenses and other current assets          (108,693)          (218,610)
                Other assets                                        (40,000)           (11,569)
                Accounts payable and accrued expenses             4,435,606          4,572,826
                Income taxes payable                                (14,145)           (44,250)
                                                                -----------        -----------

     Net cash provided by (used in) operating activities          1,972,921         (1,221,050)
                                                                -----------        -----------


Cash flows from investing activities

     Acquisition of property and equipment                          (30,340)          (195,312)
     Notes Receivable, Strategic Partner                         (2,451,848)                 -
                                                                -----------        -----------

         Net cash used in investing activities                   (2,482,188)          (195,312)
                                                                -----------        -----------


Cash flows from financing activities

     Notes and advances payable, shareholder, net                         -           (292,825)
     Principal payments on capital lease obligations                (30,744)            (9,412)
     Principal payments on convertible notes payable, net           (12,500)           (10,689)
                                                                -----------        -----------



         Net cash used in financing activities                      (43,244)          (312,926)
                                                                -----------        -----------

Net  decrease in cash and cash equivalents                         (552,511)        (1,729,288)

Cash and cash equivalents, beginning of period                    7,527,098          4,335,936
                                                                -----------        -----------

Cash and cash equivalents, end of period                        $ 6,974,587        $ 2,606,648
                                                                ===========        ===========


                   9278 Communications, Inc. and Subsidiaries

                                   (UNAUDITED)


                                                                      March 31,         March 31,
                                                                         2003             2002
                                                                         ----             ----


Supplemental disclosures of cash flow information:
      Cash paid during the period for
         Interest                                                    $       482       $   17,130
                                                                     -----------       ----------
         Income taxes                                                $    14,145       $   67,381
                                                                     ===========       ==========






















The accompanying notes are an integral part of these statements.

                   9278 Communications, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTION

     The accompanying consolidated unaudited financial statements of 9278 Communication Inc. and subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures generally required by accounting principles generally accepted in the United States and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, included in the Company's Form 10-K as filed with the SEC. The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of the management, considered necessary for a fair presentation of results for these interim periods. Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

     The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company sustained substantial losses from operations and its current liabilities exceeded its current assets by approximately $14,967,000 as of March 31, 2003. The company is largely dependent upon the extension of credit from its vendors, in particular on credit granted by a significant supplier. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 2 - NATURE OF BUSINESS

     The Company distributes prepaid telephone calling cards to distributors and retail establishments through its various sales locations throughout the United States. In addition, the Company markets certain prepaid calling cards directly to consumers via its internet websites.

     On January 31, 2003, the Company announced the execution of a Merger Agreement with NTSE Holding Corp., a corporation wholly owned by the Chairman, Chief Executive Officer and the principal stockholder, which will result in the Company becoming a privately held corporation, owned by the Company's Chairman. Pursuant to this agreement, all of the existing stockholders will receive a cash payment of $0.10 per share. The transaction was approved by its public stockholders on June 3, 2003 and the merger was consummated on June 4, 2003. Total payment in terms of the merger agreement amounted to approximately $1,092,000.

                   9278 Communications, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of 9278 Communications, Inc. and its wholly owned subsidiaries, 9278 Distributors, Inc., 9278 Dot Com Inc., E-Store Solutions Inc., Inc., 9278 Mobile, Inc., 9278 Technologies, Inc., NTSE Communications, Inc., 9278 Distributors Illinois, Inc., 9278 California, Inc., 9278 Distributors Maryland Inc., 9278 Distributors New Jersey Inc., Reliable Acquisition Corp., 9278 Distributors Ohio Inc., 9278 Distributors Florida Inc., and 9278 Distributors North Carolina Inc. (hereinafter, the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

     INCOME TAXES

     Income taxes are accounted for under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting of Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are

                   9278 Communications, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company has made provision for various minimum state and local taxes. The provision, in 2002, for federal taxes has been offset against the company's net operating losses carried forward from prior years. A valuation allowance has been established as the likelihood of realizing net deferred tax benefits is presently doubtful.

     EARNINGS/LOSS PER SHARE

     Basic earnings per share are determined by dividing the Company's net earnings/loss by the weighted-average shares outstanding. Diluted earnings per share include the dilutive effects of outstanding stock option and warrants. Excluded from the calculation of diluted earnings per share are 210,000 options and warrants to purchase the Company's common stock as their inclusion would have been antidilutive.


     GOODWILL

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). For all business combinations initiated after June 30, 2001, SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires the purchase method of accounting, including revised recognition criteria for intangible assets other than goodwill. Under SFAS No. 142, which is effective for years beginning after December 15, 2001, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company has adopted SFAS No. 142 for the year beginning January 1, 2002.

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

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     Proforma earnings (loss) and earnings (loss) per share are not presented as the proforma information is equal to the Company's reported results.

     In January 2003, the FASB issued FASB Interpretation No.46 "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No.46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year on interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not adopted FIN No.46 for the three months ended March 31, 2003, however the Company has provided for the required disclosures required by FIN No. 46 (see Note 5). The Company has not completed its Decembers 31, Estimated useful life March 31, of the effects of adopting FIN No. 46.

                   9278 Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION

     Revenue is recognized from sales when products are shipped and title passes to the customer. Sales incentives in the form of free products given to the Company's distributors are classified as a reduction of revenues.

     ADVERTISING

     Advertising costs are expensed as incurred and totaled $1,051,149 and $776,317 for the three months ended March 31, 2003 and 2002, respectively.

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

                   9278 Communications, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:




                                                Estimated useful life       March 31,        December 31,
                                                       (years)                 2003              2002
                                                       -------                 ----              ----

      Furniture and equipment                           5 - 7                $ 709,945         $ 698,345
      Automobiles                                       5 - 7                  270,065           270,064
      Computer equipment                                  5                  1,287,920         1,269,182
      Leasehold improvements                            3 - 8                  325,100           325,100
                                                                           -----------       -----------

                                                                             2,593,030         2,562,691
      Less accumulated
       depreciation and amortization                                           872,625           760,893
                                                                           -----------       -----------

                                                                           $ 1,720,405       $ 1,801,798
                                                                           -----------       -----------


     Depreciation and amortization expense for property and equipment for the three months ended March 31, 2003 and 2002 was approximately $111,732 and $72,606 respectively.


NOTE 5 - NOTE RECEIVABLE - STRATEGIC PARTNER

     On December 1, 2002, the Company entered into an agreement with a newly established telecommunications carrier ("Telecom") whereby the Company agreed to advance a minimum of $3 million to establish a switching platform (the "platform") to provide telecommunication services in exchange for certain preferential rights to the said services. Such advances are evidenced by a promissory note which bears interest at 10% and is collateralized by all current and future assets of Telecom. The Company further agreed to utilize a minimum of $10 million of these services during the year ended December 31, 2003.

     In the event that Telecom is not successful in establishing the platform or does not provide the aforementioned services to the Company in terms of the agreement, they will be required to repay all monies previously advanced to them and all equipment and infrastructure purchased with the said funds will revert to the Company.

     Presently, the Company is Telecom's sole source of funds and sole customer. As a result, the operations of Telecom may be required to be consolidated with those of the Company in terms of FASB Interpretation No.46, "Consolidation of Variable Interest Entities". As of March 31, 2003, the Company had advanced approximately $4.0 million to Telecom. In addition, as of March 31, 2003, the Company had outstanding billings from Telecom for services aggregating approximately $2.6 million.

                    9278 Communications, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTIONS

          Sales of inventory to a customer who is related to an officer of the Company were approximately $9,261,000 and $6,171,000 for the three months ended March 31, 2003 and 2002, respectively. The Company also purchased inventory from this customer in the amount of $240,000 and $2,763,000 during the nine months ended March 31, 2003 and 2002, respectively.

NOTE 7 - CONTINGENCIES

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

         We purchase branded cards at a discount from the face value of the card, and resell them to the distributor at a slightly lower discount. The difference between the two discount rates, typically from 1% to 8%, represents the gross margin we retain. We purchase branded cards on varying terms, from C.O.D. to an as used basis. Sales of our products are generally made on a net 21 day basis.

         Private label cards are generally designed and produced by us, utilizing card numbers and PINs provided by the telecommunications carrier or reseller providing the long distance service for the card. We incur the upfront expense of printing the phone cards. However, we do not pay the long distance carrier until it activates the cards, which occurs upon our sale to the distributor. Accordingly, through the use of private label cards, our cost of inventory is significantly reduced, as purchases are effectively made on an as-needed basis. In addition, private label cards generally provide us with the ability to achieve a greater gross margin percentage, typically ranging from 3% to 8%. During the past two years, we have continued to increase our sales of private label cards, both on an absolute dollar volume and as a percentage of our sales. During the three months ended March 31, 2003, we sold over 300 varieties of private label cards, which accounted for in excess of 80% of our total revenues.

         We continue to seek to expand our geographic reach and to increase our sales. In recent years, we have established distribution centers in California, Connecticut, Florida, Illinois, Maryland, Michigan, North Carolina, Ohio, Upstate New York, as well as additional distribution centers in the New York metropolitan area, and we have established strategic relationships with distributors in Canada and United Kingdom. In addition, in 2001, we commenced pre-paid phone card sales through our Internet Websites. Through our websites, consumers worldwide can purchase 9278 phone cards over the Internet from a selection of over 100 cards, searchable by various criteria, e.g., rates, brand name, country, etc., and receive immediate delivery of the card's access number and PIN codes via e-mail.

         We are seeking to develop and acquire rights to additional prepaid telecommunications services and other prepaid products or services to diversify our product offerings and increase our overall gross margin. In the short-term, additional costs related to the development or acquisition of such products may have an impact on our net profits.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:


                                                   For the three months
                                                     ended March 31,
                                                  2003           2002
                                                  ----           ----

Net revenues                                    100.00%        100.00%
Cost of services                                 93.20          92.51
                                                -------        ------

Gross margin                                       6.80          7.49

Selling expenses                                   4.32          2.56
General and administrative expenses                3.92          4.22
Depreciation and amortization                      0.15          0.13
Provision for bad debts                               -          0.09
Interest expense, net                                 -          0.02
                                                -------        ------

Earnings  (loss) before income taxes              (1.59)%        0.47%
                                                -------        ------



THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

NET REVENUES. Net revenues for the three months ended March 31, 2003 increased $15.5 million, or 27.2%, to $72.9 million from $57.4 million for the same period in 2002. Except for the Queens and Connecticut offices, same location sales in each other location increased during the three months ended March 31, 2003 as compared to the same period in 2002. Sales for our California office increased 54.8% over previous year as we opened an additional office in Orange County and hired additional salespersons to promote the sales. Internet sales recorded a 39.6% increase over its previous year levels. In 2002 and during the quarter ended March 31, 2003, we added additional websites selling our cards to the consumers. Our office in Chicago, IL, recorded 70.2% increase in sales over previous year sales as it expanded its operations by opening a sales office in Dearborn, Michigan. The Maryland office recorded a 29.1% increase in sales over the same period in 2002 as it expanded its operations by opening a sales office in Richmond, Virginia. The Company opened new offices in Miami, Florida and Charlotte, North Carolina in October 2002, which accounted for 7.0% and 1.3% respectively of the total sales for the three months ended March 31, 2003. In February 2003, the Company opened its new sales office in Columbus, Ohio. The same store revenues increased primarily as a result of extensive marketing efforts and continued expansion of market share for our private label cards. However, sales in some of the NY Metro area offices and Connecticut have declined by as much as 47.6% over the same period in 2002. The Company has primarily been focusing its sales efforts outside the NY Metro area during the past year. Intense competition and slowing economy in the region have also contributed to this decline.

GROSS MARGIN. Gross margin increased by $0.67 million, or 15.5%, to $4.96 million from $4.30 million, for the three months ended March 31, 2003. As a percentage of sales, the gross margin dropped to 6.8% of net revenues for the three months ended March 31, 2003, as compared to 7.5% of net revenues for the same period in 2002. The Company's continued efforts to gain market share by giving up gross margins is attributable to this decline.

SELLING EXPENSES. Selling expenses for the three months ended March 31, 2003 increased $1.68 million or 115% to $3.15 million from $1.47 million for the three months ended March 31, 2002. Of this, $0.71 million was attributable to increase in advertising and promotion costs incurred to promote our new private label cards in new markets and to promote sales over the Internet. Commission expense increased by $1.06 million as we hired commissioned salespersons to promote sales, starting in 2001.

Selling expenses as a percentage of net revenues increased to 4.3% for the three months ended March 31, 2003, from 2.56%, for the same period in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2003, increased by $0.44 million or 18.2% to $2.86 million from $2.42 million for the same period in 2002. This increase was primarily due to the increase in costs of salaries and related taxes by $286,000 in 2003 as compared to 2002 as we hired additional staff in our new locations. Included in the general and administrative expenses is the cost of rent expense increased by $31,000, telephone expense increased by $71,000 and travel expense by $64,000 in 2003 as compared to 2002 as the Company continued to add new locations and expand existing facilities.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 2003 totaled $111,732, an increase of $39,000 as compared to the same period in 2002. Increase is due to acquisition of fixed assets for our new locations.

NET INCOME (LOSS) FROM OPERATIONS. We had a net loss of $1.16 million for the three months ended March 31, 2003 as compared to a net profit of $0.26 million for the three months ended March 31, 2002. The decrease in net income was due to the increase in selling expenses and operating expenses. Our geographical expansion by opening up new offices nationwide has led to increase in selling, general and administrative costs. We also adopted an aggressive pricing policy by discounting our cards and giving away promotional cards in these new locations to gain market share. We believe that our loss from operations is a temporary phenomenon and that there should be a turnaround once these new offices are established.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had total current assets of $47.1 million. This included $6.97 million in cash, $19.93 million in inventories and $20.06 million in accounts receivable. Our cash balances vary significantly from day-to-day due to the large volume of purchases made by us from the various prepaid phone cards companies and sales to numerous distributors to whom we sell cards. Although we had accounts payable of $62.0 million at March 31, 2003, we believe that continued support from our trade creditors will provide us with adequate liquidity to fund our continued growth.

         We provided $1.97 million in cash from operating activities during the three months ended March 31, 2003 as compared to using $1.2 million during the same period in 2002. Increase in cash flows during the three months ended March 31, 2003 are related to increase in accounts payable by $4.5 million and release of restricted cash by the bank in the amount of $1.0 million, offset by increase in inventories and accounts receivables of $1.9 million and $0.4 million respectively and a net loss of $1.16 million incurred during the three months ended March 31, 2003. Our working capital decreased by $3.6 million during the three months ended March 31, 2003. The decrease in working capital is attributable to our net loss from operations and to a lesser extent to our opening of new offices, which involve carrying of additional inventories and accounts receivable. We believe our working capital shortfalls will decline once these offices are established and profitable.

         Investing activities used $2.5 million during the three months ended March 31, 2003 to acquire additional fixed assets and amounts paid to finance a strategic partner in setting up a switching platform, which is expected to benefit the Company in the future. Financing activities used $43,000 during the three months ended March 31, 2003 to pay down principal on debt obligations.

         We believe that existing cash and cash equivalents, cash flow from operations and available vendor credit will be sufficient to meet our planned working capital and capital expenditure budget through the next twelve months. However, circumstances could arise which would require the payment to our vendors sooner than we currently expect. We are largely dependent upon the credit granted to us by our vendors. In the event sufficient vendor credit is not available to us we would require other sources of financing. If we are required to seek other financing, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that we will be able to otherwise satisfy our short-term cash flow needs from other sources in the future which would have a material adverse effect on our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

OBLIGATIONS AND COMMITMENTS

As of March 31, 2003, the Company had the following obligations and commitments to make future payments under contracts, contractual obligations, and commercial commitments:

                                          Less than
                                Total       1 year     1-3 years      4-7 years
                                -----       ------     ---------      ---------

      Operating leases       $2,056,000    $522,000    $1,088,000     $446,000
                             ----------    --------    ----------     --------



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

INCOME TAXES. In preparing the Company's consolidated financial statements, income tax expense is calculated for each of the jurisdictions in which the Company operates. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company's statement of operations. In the event that actual results differ from the Company's estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of March 31, 2003, the company had a deferred tax asset of approximately $5,600,000 and a full valuation allowance due to uncertainty surrounding the company's ability to realize its deferred tax asset.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company's accounts receivable, as 24.8% of the Company's total accounts receivable balance at March 31, 2003 is concentrated in one affiliated customer. While the accounts receivable related to this customer may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history by this customer.

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

In January 2003, the FASB issued FASB Interpretation No.46 "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No.46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No.46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year on interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not adopted FIN No.46 for the quarter ended March 31, 2003, however the Company has provided for the required disclosures required by FIN No. 46. The Company has not completed its analysis of the effects of adopting FIN No. 46.

On April 30, 2003, FASB issued Statement No. 149 ("SFAS No. 149"), "Amendment of Statement 133, on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement No. 133, and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Company has not yet completed its analysis of SFAS No. 149 and therefore, the effect on the Company's combined financial statements of the implementation of SFAS No. 149, when effective, has not yet been determined.

On May 15, 2003, FASB issued Statement No. 150 ("SFAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that pursuant to its terms can be a liability or an asset depending on certain circumstances. SFAS No 150 affects the issuer's accounting for three types of free-standing financial instruments:

     -- mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

     -- instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts; and

     -- obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS No. 150 and therefore, the effect on the Company's combined financial statements of the implementation of SFAS 150, when effective, has not yet been determined.


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURES. The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, an evaluation, was completed under the supervision and participation of management, including the Chief Executive Officer and Principal Accounting Officer, of the design and operation of this disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including the Company's consolidated subsidiaries) required to be included in the periodic SEC filings.

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

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     EXHIBIT
      NUMBER    DESCRIPTION OF EXHIBIT
      ------    ----------------------

       99.1 Certification of 9278 Communications, Inc. Chief Executive Officer and Principal Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            9278 COMMUNICATIONS, INC.

Date:   June 20, 2002                       By  /s/ Sajid Kapadia
                                            ---------------------------
                                            Sajid Kapadia
                                            Chief Executive Officer/
                                            Principal Accounting Officer

                                 CERTIFICATIONS



I, Sajid B. Kapadia, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 9278 Communications, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect a the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003


                                          /s/    SAJID B. KAPADIA
                                          -----------------------
                                          SAJID B. KAPADIA
                                          CHIEF EXECUTIVE OFFICER AND PRINCIPAL
                                          ACCOUNTING OFFICER